Form 10-Q
period 2010-11-30
Benefit Solutions Outsourcing Corp.
filed 2011-02-15
CIK 1495648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2010

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

                                  Jamie Mills
                        1136 Lead Hill Blvd., Suite 100,
                              Roseville, CA 95661
                                  530-306-1365
                        --------------------------------
              (Registrant's telephone number, including area code)

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

Large accelerated filer [ ]                        Accelerated filer         [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]
(Do not check if smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 10,200,000 shares of common stock are issued and outstanding as of January 14, 2010.

                               TABLE OF CONTENTS

                                                                            Page
                                                                             No.
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets at November 30, 2010 (unaudited) and May 31, 2010 ..   4

         Statements of Operations ..........................................   5

         Statements of Stockholders' Equity ................................   6

         Statements of Cash Flows ..........................................   7

         Notes to Financial Statements (unaudited) .........................   8

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations. ..........................................  14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk. .......  15

Item 4T. Controls and Procedures. ..........................................  15

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings. ................................................  17

Item 1A. Risk Factors. .....................................................  17

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds. ......  17

Item 3.  Defaults Upon Senior Securities. ..................................  17

Item 4.  Submission of Matters to a Vote of Security Holders. ..............  17

Item 5.  Other Information. ................................................  17

Item 6.  Exhibits. .........................................................  17

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

                      BENEFITS SOLUTIONS OUTSOURCING CORP.
                         (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS
                                     ------

                                                     NOVEMBER 30,       AS OF
                                                         2010          MAY 31,
                                                      UNAUDITED         2010
                                                     ------------   ------------

CURRENT ASSETS
  Cash and cash equivalents ......................   $     14,540   $     9,000
                                                     ------------   -----------
    Total current assets .........................   $     14,540   $     9,000
                                                     ------------   -----------

                                                     ------------   -----------
  TOTAL ASSETS ...................................   $     14,540   $     9,000
                                                     ============   ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
               -------------------------------------------------

CURRENT LIABILITIES
  Accounts payable & Accrued liabilities .........   $        600   $     3,600
                                                     ------------   -----------
    Total liabilities ............................            600         3,600
                                                     ============   ===========


STOCKHOLDERS' EQUITY (DEFICIENCY)
  Capital Stock (Note 4)
   Authorized:
    250,000,000 common shares, $0.0001 par value
   Issued and outstanding shares:
    10,200,000 ...................................   $      1,020   $       900
  Additional paid-in capital .....................         19,980         8,100
  Deficit accumulated during the development stage         (7,061)       (3,600)
                                                     ------------   -----------
  Total Stockholders' Equity (Deficiency) ........         13,939         5,400
                                                     ------------   -----------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....   $     14,540   $     9,000
                                                     ============   ===========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.

   The accompanying notes are an integral part of these financial statements.

                      BENEFITS SOLUTIONS OUTSOURCING CORP.
                         (A Development Stage Company)
                            Statements of Operations

                                                                 FOR THE PERIOD
                                                                 FROM INCEPTION
                                   THREE MONTHS    SIX MONTHS     MAY 11, 2010
                                       ENDED          ENDED            TO
                                   NOVEMBER 30,   NOVEMBER 30,    NOVEMBER 30,
                                       2010           2010           2010
                                   ------------   ------------   --------------

REVENUES ........................  $         --   $         --   $           --
                                   ------------   ------------   --------------


EXPENSES
  General & Administrative ......  $      1,278   $      1,278   $        1,378
  Professional Fees .............         1,106          2,183            5,683
                                   ------------   ------------   --------------
                                          2,384          3,461            7,061


Loss Before Income Taxes ........  $     (2,384)  $     (3,461)  $       (7,061)
                                   ------------   ------------   --------------

Provision for Income Taxes ......            --             --               --
                                   ------------   ------------   --------------


Net Loss ........................  $     (2,384)  $     (3,461)  $       (7,061)
                                   ============   ============   ==============



PER SHARE DATA:

  Basic and diluted loss per
   common share .................  $         --   $         --   $           --
                                   ============   ============   ==============

  Basic and diluted weighted
   Average Common shares
   outstanding ..................     9,347,664      9,186,935        9,177,143
                                   ============   ============   ==============

Nil = < $0.01

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.

   The accompanying notes are an integral part of these financial statements.

                                BENEFITS SOLUTIONS OUTSOURCING CORP.
                                    (A Development Stage Company)
                                 Statements of Stockholders' Equity
                                              Unaudited
                                                                                Deficit
                                                                              Accumulated
                                                 Common Stock     Additional   During the
                                              ------------------   Paid-in    Development
                                                Shares    Amount   Capital       Stage        Total
                                              ----------  ------  ----------  -----------   ---------
Inception - May 11, 2010 ...................          --  $   --  $       --  $        --   $      --

Common shares issued to Founder for cash at
 $0.001 per share (par value $0.0001) on
 May 12, 2010 ..............................   9,000,000     900       8,100           --       9,000

Loss for the period from inception on
May 11, 2010 to May 31, 2010 ...............          --      --          --       (3,600)     (3,600)
                                              ----------  ------  ----------  -----------   ---------

Balance - May 31, 2010 .....................   9,000,000     900       8,100       (3,600)      5,400
                                              ==========  ======  ==========  ===========   =========

Loss for the quarter ended August 31, 2010            --      --          --       (1,077)     (1,077)

Balance - August 31, 2010 ..................   9,000,000     900       8,100       (4,677)      4,323
                                              ==========  ======  ==========  ===========   =========

Private Placement of 1,200,000 Common Shares
 ($0.0001 par value) on November 16, 2011 @
 $0.01 per share ...........................   1,200,000     120      11,880           --      12,000

Loss for the quarter ended November 30, 2010          --      --          --       (2,384)     (2,384)

Balance - November 30, 2010 ................  10,200,000   1,020      19,980       (7,061)     13,939
                                              ==========  ======  ==========  ===========   =========

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

                                                  6

                      BENEFITS SOLUTIONS OUTSOURCING CORP.
                         (A Development Stage Company)
                            Statements of Cash Flows

                                                                  FOR THE PERIOD
                                                                  FROM INCEPTION
                                                    SIX MONTHS     MAY 11, 2010
                                                      ENDED             TO
                                                   NOVEMBER 30,    NOVEMBER 30,
                                                       2010            2010
                                                   ------------   --------------

OPERATING ACTIVITIES

  Net Loss ......................................  $     (3,461)  $      (7,061)
                                                   ------------   -------------

  Changes in Operating Assets and Liabilities:
    Increase (decrease) in accounts payable
     and accrued liabilities ....................        (3,000)            600
                                                   ------------   -------------
  Net cash used in operating activities .........        (6,461)         (6,461)
                                                   ------------   -------------

FINANCING ACTIVITIES

  Common stock issued for cash ..................        12,000          21,000
                                                   ------------   -------------
  Net cash provided by financing activities .....        12,000          21,000
                                                   ------------   -------------


INCREASE IN CASH AND CASH EQUIVALENTS ...........         5,539          21,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          9,000              --
                                                   ------------   -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ......  $     14,539   $      14,539
                                                   ============   =============


Supplemental Cash Flow Disclosures:

  Cash paid for:
    Interest expense ............................  $         --   $          --
                                                   ============   =============
    Income taxes ................................  $         --   $          --
                                                   ============   =============

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.

   The accompanying notes are an integral part of these financial statements.

                      BENEFITS SOLUTIONS OUTSOURCING CORP.
                         (A Development Stage Company)
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               NOVEMBER 30, 2010

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

                      BENEFITS SOLUTIONS OUTSOURCING CORP.
                         (A Development Stage Company)
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               NOVEMBER 30, 2010

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

Income Taxes
------------

The Company adopted ASC 740, Income Taxes, at its inception. Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of November 30, 2010.

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

                      BENEFITS SOLUTIONS OUTSOURCING CORP.
                         (A Development Stage Company)
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               NOVEMBER 30, 2010

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

As of November 30, 2010, all citations to the various SFAS' have been eliminated and will be replaced with FASB ASC as suggested by the FASB in future interim and annual financial statements.

                      BENEFITS SOLUTIONS OUTSOURCING CORP.
                         (A Development Stage Company)
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               NOVEMBER 30, 2010

As of November 30, 2010, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

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

As of November 30, 2010, the Company has $2,753 in gross deferred tax assets resulting from net operating loss carry-forwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the Company's management believer future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero for the period May 11, 2010 (inception) to November 30, 2010. As of November 30, 2010, the Company has federal net operating loss carry forwards of approximately $4,677 available to offset future taxable income through 2030. The difference between the tax provision at the statutory federal income tax rate on November 30, 2010 and the tax provision attributable to loss before income taxes is as follows:

                                                      For the period
                                                       May 11, 2010
                                                   (inception) through
                                                     November 30, 2010
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

                      BENEFITS SOLUTIONS OUTSOURCING CORP.
                         (A Development Stage Company)
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               NOVEMBER 30, 2010

As of November 30, 2010, the Company had estimated net loss carry forwards of approximately $7,060 which expires through its tax year ending 2030. Utilization of these net operating loss carry forwards may be limited in accordance with Internal Revenue Code Section 382 in the event of certain change in control of the Company.

NOTE 4. STOCKHOLDERS' EQUITY

Preferred Stock
---------------

As of November 30, 2010, the Company did not have any preferred stock authorized, issued nor outstanding.

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

On November 16, 2010, the Company sold 1,200,000 of its common stock for $12,000 cash to 24 shareholders.

As of November 30, 2010, there are 500,000,000 Common Shares at $0.0001 par value Authorized with 10,200,000 Issued and Outstanding.

NOTE 5. RELATED PARTY TRANSACTIONS

As of November 30, 2010, the sole officer and sole director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities that become available. He may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6. GOING CONCERN

As of November 30, 2010, the accompanying interim unaudited financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the period May 11, 2010 (date of inception) through November 30, 2010 the Company has had a net loss of $7,060 consisting of SEC audit fees and incorporation fees for the Company to initiate its SEC reporting requirements.

                      BENEFITS SOLUTIONS OUTSOURCING CORP.
                         (A Development Stage Company)
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               NOVEMBER 30, 2010

As of November 30, 2010, the Company has not emerged from the development stage. In view of these matters, recoverability of any asset amounts shown in the accompanying interim unaudited financial statements is dependent upon the Company's ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs largely from loans and the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

NOTE 7. CONCENTRATIONS OF RISKS

Cash Balances
-------------

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). All other deposit accounts at FDIC-insured institutions were insured up to at least $250,000 per depositor until December 31, 2009. On January 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, returned to $100,000 per depositor. The Company had no deposits in excess of insured amounts as of November 30, 2010.

NOTE 8. SUBSEQUENT EVENTS

On September 29, 2010, the SEC declared Form S-1 Registration Statement under the Securities of 1933 effective wherein the Company is seeking to raise $30,000 in the form of equity securities.

The Company has evaluated events and transactions that occurred subsequent to November 30, 2010 through January 14, 2011, the date the interim unaudited financial statements were available to be issued, for potential recognition or disclosure in the accompanying financial statements. Other than the disclosures above, we did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

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

The Company did not generate any revenue during the quarter ended November 30, 2010.

Total expenses the three (3) months ending November 30, 2010 were $2,384 resulting in an operating loss for the period of $2,384. Basic net loss per share amounting to less than $.00 for the three (3) months ending November 30, 2010.

Operating expenses consisted primarily of filing and professional fees for the three (3) months ending November 30, 2010 and were $2,384.

Net loss available to Common Shareholders was $2,384.

Accounts payable as of November 30, 2010 were $600 consisting of a SEC audit firm fee.

Liquidity and Capital Resources
-------------------------------

At November 30, 2010 we had working capital of $13,940 consisting of cash on hand Of $14,540 and accrued liabilities of $600 as compared to working capital of $5,400 at May 31, 2010 and cash of $9,000 and $3,600 of accounts payable and accrued liabilities.

Cash used in operating activities for the three months ended November 30, 2010 was $6,461 as compared to $0 for the period from inception on May 11, 2010 through May 31, 2010.

On November 16, 2010, the Company raised $12,000 from the sale of common stock. Net cash increased $5,539 during the quarter ending November 30, 2010.

Going Concern

In their audit report for the period ending May 31, 2010 and dated June 30, 2010; our auditors have expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business. As of November 30, 2010, the Company has not generated any revenues, has no clients, and no contracts. The Company may not have the sufficient funds necessary to develop its business.

Because the Company has been issued an opinion by its auditors that substantial doubt exists as to whether it can continue as a going concern it may be more difficult to attract customers and investors.

In addition, as of November 30, 2010, the Company has not been approved for trading, and therefore there is no trading or liquidity in our stock.

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

As of November 30, 2010 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of November 30, 2010.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by November 30, 2011. Additionally, we plan to test our updated controls and remediate our deficiencies by March 31, 2011.

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

                                        Dated: February 15, 2011