Form 10-K
period 2011-05-31
Buckeye Oil & Gas, Inc.
filed 2011-08-25
CIK 1495648

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2011

Commission file number: 333-167917

BUCKEYE OIL & GAS, INC.
(Exact name of registrant as specified in its charter)

Florida	27-2565276
(State of incorporation)	(I.R.S. Employer Identification No.)

8275 S. Eastern Avenue, Suite 200
Las Vegas, Nevada 89123
(Address of principal executive offices)

(702) 938-0491
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as November 30, 2010 was approximately $0.

The number of shares of the issuer’s common stock issued and outstanding as of August 23, 2011 was 59,400,000 shares.

Documents Incorporated By Reference:  None

Oil and Gas Glossary

Adsorption: The accumulation of gases, liquids, or solutes on the surface of a solid or liquid.

Basin: A depressed area where sediments have accumulated during geologic time and considered to be prospective for oil and gas deposits.

Banff Formation: It is a stratigraphical unit of Devonian age in the Western Canadian Sedimentary Basin.

Coal: A carbon-rich rock derived from plant material (peat).

Development: The phase in which a proven oil or gas field is brought into production by drilling production (development) wells.

Drilling: The using of a rig and crew for the drilling, suspension, production testing, capping, plugging and abandoning, deepening, plugging back, sidetracking, re-drilling or reconditioning of a well.

Drilling Logs: Recorded observations made of rock chips cut from the formation by the drill bit, and brought to the surface with the mud, as well as rate of penetration of the drill bit through rock formations. Used by geologists to obtain formation data.

Exploration: The phase of operations which covers the search for oil or gas by carrying out detailed geological and geophysical surveys followed up where appropriate by exploratory drilling. Compare to "Development" phase.

Fracturing: The application of hydraulic pressure to the reservoir formation to create fractures through which oil or gas may move to the wellbore.

Mannville Formation: It is a stratigraphical unit of Cretaceous age in the Western Canadian Sedimentary Basin.

Methane: The simplest of the various hydrocarbons and is the major hydrocarbon component of natural gas, and in fact is commonly known as natural gas. It is colorless, odorless, and burns efficiently without many byproducts.

Milk River Formation: A near- shore to terrestrial sedimentary unit deposited during the Late Cretaceous period in southern Alberta.

Mineral Lease: A legal instrument executed by a mineral owner granting exclusive right to another to explore, drill, and produce oil and gas from a piece of land.

Mississippian Period: The period beginning about 359 million years ago and ending about 318 million years ago.

PN&G: Petroleum and Natural Gas.

Permeability: A measure of the ability of a rock to transmit fluid through pore spaces.

Reserves: Generally the amount of oil or gas in a particular reservoir that is available for production.

Reservoir: The underground rock formation where oil and gas has accumulated. It consists of a porous rock to hold the oil or gas, and a cap rock that prevents its escape.

Stratigraphy: A branch of geology that studies rock layers and layering (stratification). It is primarily used in the study of sedimentary and layered volcanic rocks.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking information. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management of Buckeye Oil & Gas, Inc. (the “Company”, “Buckeye”, or “we”) and other matters. Forward-looking information may be included in this Annual Report on Form 10-K or may be incorporated by reference from other documents filed with the Securities and Exchange Commission (the “SEC”) by the Company. One can find many of these statements by looking for words including, for example, “believes,” “expects,” “anticipates,” “estimates” or similar expressions in this Annual Report on Form 10-K or in documents incorporated by reference in this Annual Report on Form 10-K. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

The Company has based the forward-looking statements relating to the Company’s operations on management’s current expectations, estimates and projections about the Company and the industry in which it operates. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In particular, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, the Company’s actual results may differ materially from those contemplated by these forward-looking statements. Any differences could result from a variety of factors, including, but not limited to general economic and business conditions, competition, and other factors.

PART I
Item 1.                      Description of Business.

Buckeye Oil & Gas, Inc. (formerly Benefits Solutions Outsourcing Corp.) (the "Company") is a development stage company, incorporated in the State of Florida on May 11, 2010. The Company was formed to offer small and medium-sized businesses services that reduce invoicing expenses, speed receipt of monies, and allow authorization and recovery of paper drafts. The Company intended to provide instant cash flow for small and medium-sized businesses and reduce expenses associated with invoicing with services that include pre-authorized checking, electronic payments, electronic check conversion, electronic check recovery, and telephone checks. During the year ended May 31, 2011, the Company had no operations.

On May 12, 2010, the Company issued 153,000,000 of its $0.0001 par value common stock for $9,000 cash to the founder of the Company. The issuance of the shares was made to the sole officer and director of the Company and an individual who is a sophisticated and accredited investor, therefore, the issuance was exempt from registration of the Securities Act of 1933 by reason of Section 4 (2) of that Act.

On November 16, 2010, the Company sold 20,400,000 of its common stock for $12,000 cash to 24 shareholders

On May 19, 2011 the Board of Directors and majority shareholder of the Company approved a change to the Company’s Articles of Incorporation which affected a 17 for one forward stock split of our issued and outstanding common stock, changed the name of the company to “Buckeye Oil & Gas, Inc.”, and changed the business of the Company to oil and gas exploration.  The changes became effective at the close of business on June 1, 2011. The forward stock split was distributed to all shareholders of record on March 31, 2011. No cash was paid or distributed as a result of the forward stock split and no fractional shares were issued. All fractional shares which would otherwise be required to be issued as a result of the stock split were rounded up to the nearest whole share. There was no change in the par value of our common stock.

On June 2, 2011, Jamie Mills, the principal shareholder of the Company entered into a Stock Purchase Agreement which provided for the sale of his 38,000,000 shares of common stock of the Company (the “Shares”) to Ravi Dhaddey (who purchased 32,900,000 of the Shares) and Pol Brisset (who purchased 5,100,000 of the Shares). Combined, the Shares acquired by Messrs. Dhaddey and Brisset represent 65.07% of the issued and outstanding share capital of the Company on a fully-diluted basis.  In connection with such purchase, Mr. Mills cancelled the other 115,000,000 shares in the Company which he had owned.

Effective as of June 2, 2011, in connection with the acquisition of the Shares, Pol Brisset was appointed a director of the Company upon the resignation of Jamie Mills from his positions as the sole officer and director of the Company. The Board of Directors of the Company elected Pol Brisset as President, Chief Executive Officer, Chief Financial Officer and Treasurer and Manny Dhinsa as Secretary and a director.

On June 23, 2011 the Company entered into a Stock Purchase Agreement to acquire all of the issued and outstanding shares of a private Canadian company owned by the Company’s sole executive officer called Buckeye Oil & Gas (Canada) Inc. (“Buckeye Canada”), a company incorporated in Alberta, Canada. The purchase price paid for the shares of Buckeye Canada was $400,000, which was paid by the issuance to Pol Brisset, the Company’s sole officer and a director, of 1,000,000 shares of common stock of the Company.  As a result of the acquisition, Buckeye Canada became a wholly-owned subsidiary of the Company.  Buckeye Canada’s sole asset is rights granted pursuant to a Farmout and Participation Agreement (“Farmout Agreement”) with Luxor Oil & Gas, Inc. (“Luxor”).  Under this agreement Buckeye Canada has agreed to incur 80% of the cost of drilling a well on one of Luxor’s properties in exchange for a 56% working interest in said well.

Business Operations

Buckeye Oil & Gas Inc. is principally a company engaged in the acquisition and exploration of oil and gas properties.

On June 23, 2011 the Company entered into a Stock Purchase Agreement to acquire all of the issued and outstanding shares of a private Canadian business owned by the Company’s sole executive officer called Buckeye Oil & Gas (Canada) Inc. (“Buckeye Canada”), a company incorporated in Alberta, Canada. The purchase price paid for the shares of Buckeye Canada was $400,000, which was paid by the issuance to Pol Brisset, the Company's sole officer and a director, of 1,000,000 shares of common stock of the Company.  As a result of the acquisition, Buckeye Canada became a wholly-owned subsidiary of the Company.

Farmout and Participation Agreement with Luxor

Buckeye Canada’s sole asset is rights granted pursuant to a May 12, 2011 Farmout and Participation Agreement with Luxor Oil & Gas, Ltd. (“Luxor”). Under this agreement Buckeye Canada has agreed to incur 80% of the cost of drilling a well on one of Luxor’s properties in exchange for a 56% working interest in said well. In a separate agreement, on May 16, 2011 Buckeye Canada entered into a Participation Agreement whereby the Company agreed to share its obligations and rights under the agreement with Luxor with a partner on a 50% basis.  The partner is a privately-owned company called Pioneer Marketing Group, Ltd. (“Pioneer”).  The Participation Agreement requires Buckeye Canada and Pioneer to equally fund Buckeye Canada’s obligations under the Luxor agreement and to participate equally in the interest in the well.  Accordingly, Buckeye Canada and Pioneer will each pay a net 40% of the initial capital costs and earn a 28% interest in any wells drilled by Luxor, as long as Pioneer continues to fund its half of the required amount of expenses.

At the time of the acquisition of Buckeye Canada, Buckeye Canada and Pioneer had paid Luxor an aggregate CDN $305,753 (approximately USD $319,678) in connection with the drilling of the well. The well, located in the Valhalla area of Alberta (“Valhalla Well”), Canada was drilled in July 2011.  On August 2, 2011, Buckeye Canada and Pioneer paid an additional aggregate CDN $351,054 (USD $365,605 to Luxor for the costs to complete the well and acquire surface infrastructure for oil collection.  The well is expected to be completed by the end of August, 2011.  Buckeye Canada has now earned its 28% interest in the Valhalla Well.

Buckeye Canada also has the right of first refusal to participate on two additional properties if Luxor determines that it desires to pursue drilling on those properties. If Buckeye Canada exercises this right, it will need to pay 40% of such expenses in exchange for a 28% working interest, subject to Pioneer paying its half of the costs.  On July 26, 2011 Buckeye Canada exercised its rights to participate in a second well to be drilled by Luxor.  It is expected that the drilling of the second well will commence in August, 2011.

The agreement with Luxor provides for Buckeye Canada to earn its working interest on the entire respective property where a well is located and not just on the respective well.  As a result, now that Buckeye Canada has earned its interest in the Valhalla Well, we have earned-in on the whole Valhalla Property.  Buckeye Canada will now pay 28% of the capital costs on any new wells drilled on the Valhalla Property and earn a 28% working interest.  The drilling of any future wells on the Valhalla Property will be determined in conjunction with Luxor.

In other words, on the potentially three properties that are part of the Luxor agreement, Buckeye Canada initially pays 40% of the capital costs to earn a 28% working interest on the first well drilled on the respective property but will pay 28% of the capital costs to earn a 28% working interest on all subsequent wells drilled on the respective property.

Competition

The oil and gas exploration industry is intensely competitive, highly fragmented and subject to rapid change.  We may be unable to compete successfully with our existing competitors or with any new competitors.  We compete with many exploration companies that have significantly greater personnel, financial, managerial, and technical resources than we do.  This competition from other companies with greater resources and reputations may result in our failure to maintain or expand our business.

Government Regulation

Development, production and sale of oil and natural gas in Canada are subject to extensive laws and regulations, including environmental laws and regulations.  The oil and gas properties in which the Company has an interest are owned by the Province of Alberta and are managed by the Department of Energy of Alberta.  We may be required to make large expenditures to comply with environmental and other governmental regulations.  Matters subject to regulation include:

• location and density of wells;
• the handling of drilling fluids and obtaining discharge permits for drilling operations;
• accounting for and payment of royalties on production from state, federal and Indian lands;
• bonds for ownership, development and production of natural gas and oil properties;
• transportation of natural gas and oil by pipelines;
• operation of wells and reports concerning operations; and
• taxation.

Under these laws and regulations, we could be liable for personal injuries, property damage, oil spills, discharge of hazardous materials, remediation and clean-up costs and other environmental damages.  Failure to comply with these laws and regulations also may result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties.  Moreover, these laws and regulations could change in ways that substantially increase our costs.  Accordingly, any of these liabilities, penalties, suspensions, terminations or regulatory changes could materially adversely affect our financial condition and results of operations enough to possibly force us to cease our business operations.

Employees

We have commenced only limited operations. Therefore, we have no full time employees. Our sole officer and two directors provide planning and organizational services for us on a part-time basis.  The Company’s oil and gas properties are being operated by Luxor.  To date, Luxor has been responsible for assigning their employees or hiring contractors to undertake the required work on the properties.

Subsidiaries

We have one wholly-owned subsidiary named Buckeye Oil & Gas (Canada), Inc. which is incorporated in the province of Alberta, Canada.

Item 1A.                      Risk Factors

Factors that May Affect Future Results

  Before you invest in our Company you should carefully consider the risks and uncertainties described below and the other information included in this form 10-K.  If any of the following risks actually occur, our business, operating results and financial condition could be harmed and the value of our stock could go down.  This means you could lose all or a part of your investment.

RISKS RELATING TO OUR COMPANY

1.
We are an exploration stage company, with limited operating history in oil and gas exploration and we have focused primarily on establishing our operations, all of which raises substantial doubt as to our ability to successfully develop profitable business operations and makes an investment in our common shares very risky.

Buckeye Oil & Gas, Inc. (formerly Benefit Solutions Outsourcing Corp.) (an exploration stage company) (the “Company”) recently changed its business to to oil and gas exploration on June 1, 2011.

As a result, the Company has only just recently begun its principal operation which is the exploration for oil and natural gas.  Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a business in the oil and natural gas industries. We have yet to generate any revenues from operations and have been focused on organizational, start-up, property acquisition, and fund raising activities. Since we have not generated any revenues, we will have to raise additional capital to fund our operations for the next twelve months, which we may do through loans from existing shareholders, the sale of our equity securities or strategic arrangement with a third party in order to continue our business operations.  There is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including:

• our ability to raise adequate working capital;
• success of our exploration and development;
• demand for natural gas and oil;
• the level of our competition;
• our ability to attract and maintain key management and employees; and

• our ability to efficiently explore, develop and produce sufficient quantities of marketable natural gas or oil in a highly competitive and speculative environment while maintaining quality and controlling costs.

To achieve profitable operations, we must, alone or with others, successfully execute on the factors stated above.  If we are not successful in executing any of the above stated factors, our business will not be profitable and may never even generate any revenue, which make our common shares a less attractive investment and may harm the trading of our common shares, if a market ever develops.

2.
The field of oil and gas exploration is difficult to predict because of technological advancements and market factors, which factors our management may not correctly assess and it may make it difficult for investors to sell their our common shares.

Because the nature of our business is expected to change as a result of shifts in the market price of oil and natural gas, competition, and the development of new and improved technology, management forecasts are not necessarily indicative of future operations and should not be relied upon as an indication of future performance.

Our Management may incorrectly estimate projected occurrences and events within the timetable of our business plan, which would have an adverse effect on our results of operations and, consequently, make our common shares a less attractive investment and harm the future trading of our common shares trading on the OTC Bulletin Board.  Investors may find it difficult to sell their shares on the OTC Bulletin Board should a market ever develop for our shares.

3.
Because we have no plan to generate revenue unless and until our exploration program is successful in finding productive wells, we will need to raise a substantial amount of additional capital in order to fund our operations for the next twelve months and in order to develop our properties and acquire and develop new properties.  If the prospects for our properties are not favorable or the capital markets are tight, we would not be able to raise the necessary capital and we will not be able to pursue our business plan, which would likely cause our common shares to become worthless.

Cash on hand is insufficient to fund our anticipated operating needs of approximately $841,000 for the next twelve months. As we have no plan to generate revenue unless and until our exploration program is successful in finding productive wells, we will require substantial additional capital to fund our operations for the next twelve months and in order to explore our properties which have not had any production of oil or natural gas, as well as for the future acquisition and/or development of other properties.  Because we currently do not have any cash flow from operations we need to raise additional capital, which may be in the form of loans from current shareholders and/or from public and private equity offerings.  Our ability to access capital will depend on our success in participating in properties that are successful in exploring for and producing oil and gas at profitable prices.  It will also be dependent upon the status of the capital markets at the time such capital is sought.  Should sufficient capital not be available, the development of our business plan could be delayed and, accordingly, the implementation of our business strategy would be adversely affected. In such event it would not be likely that investors would obtain a profitable return on their investments or a return of their investments at all.

4.
We are heavily dependent on contracted third parties.  The inability to identify and obtain the services of third party contractors would harm our ability to execute our business plan and continue our operations until we found a suitable replacement.

We are dependent on the continued contributions of Luxor’s employees and third party contractors whose knowledge and technical expertise is critical for future of the Company.  Our success is also heavily dependent on our ability to retain and attract experienced engineers, geoscientists and other technical and professional staff.  We do not currently have any long-term consulting agreements in place with third parties under which we can ensure that we will have sufficient expertise to undertake our planned exploration program.  If we were unable to obtain the services of third party contractors our ability to execute our business plan would be harmed and we may be forced to cease operations until such time as we could hire suitable contractors.

5.
Volatility of oil and gas prices and markets, over which we have no control, could make it difficult for us to achieve profitability and investors are likely to lose their investment in our common shares.

Our ability to achieve profitability is substantially dependent on prevailing prices for oil and natural gas.  The amounts of, and price obtainable for, any oil and gas production that we achieve will be affected by market factors beyond our control.  If these factors are not favorable over time to our financial interests, it is likely that owners of our common shares will lose their investments. Such factors include:

• worldwide or regional demand for energy, which is affected by economic conditions;
• the domestic and foreign supply of natural gas and oil;
• weather conditions;
• domestic and foreign governmental regulations;
• political conditions in natural gas and oil producing regions;
• the ability of members of the Organization of Petroleum Exporting Countries to agree upon and maintain oil prices and production levels; and
• the price and availability of other fuels.

6.
Drilling wells is speculative, often involving significant costs that are difficult to project and may be more than our estimates, unsuccessful drilling of wells or successful drilling of wells that are, nonetheless, unprofitable, any one of which is likely to reduce the profitability of our business and negatively affect our results of operations.

Exploration and the development of oil and natural gas properties involves a high degree of operational and financial risk, which precludes definitive statements as to the time required and costs involved in reaching certain objectives.  The budgeted costs of drilling, completing and operating wells are often exceeded and can increase significantly when drilling costs rise due to a tightening in the supply of various types of oilfield equipment and related services.  Drilling may be unsuccessful for many reasons, including title problems, weather, cost overruns, equipment shortages and mechanical difficulties.  Moreover, the successful drilling of a natural gas or oil well does not ensure a profit on investment.  Exploratory wells bear a much greater risk of loss than development wells.  A variety of factors, both geological and market-related, can cause a well to become uneconomical or only marginally economic and the results of our operations will be negatively affected as well.

7.	The oil and natural gas business involves numerous uncertainties and operating risks that can prevent us from realizing profits and can cause substantial losses.

Our exploration, development, and exploitation activities may be unsuccessful for many reasons, including weather, cost overruns, equipment shortages and mechanical difficulties. Moreover, the successful drilling of a natural gas and oil well does not ensure a profit on investment.  A variety of factors, both geological and market-related, can cause a well to become uneconomical or only marginally economical.

The natural gas and oil business involves a variety of operating risks, including:

• fires;
• explosions;
• blow-outs and surface cratering;
• uncontrollable flows of oil, natural gas, and formation water;
• natural disasters, such as hurricanes and other adverse weather conditions;
• pipe, cement, or pipeline failures;
• casing collapses;
• embedded oil field drilling and service tools;
• abnormally pressured formations; and
• environmental hazards, such as natural gas leaks, oil spills, pipeline ruptures and discharges of toxic gases.

If we experience any of these problems, it could affect well bores, gathering systems and processing facilities, which could adversely affect our ability to conduct operations. We could also incur substantial losses as a result of:

• injury or loss of life;
• severe damage to and destruction of property, natural resources and equipment;
• pollution and other environmental damage;
• clean-up responsibilities;
• regulatory investigation and penalties;
• suspension of our operations; and
• repairs to resume operations.

8.
We are reliant on Luxor’s ability to locate equipment providers and we may face the unavailability or high cost of drilling rigs, equipment, supplies, personnel and other services which could adversely affect our ability to execute on a timely basis our development, exploitation and exploration plans within our budget and, as a result, negatively impact our financial condition and results of operations.

The Company’s partner, Luxor, is the operator of the Company’s properties and as such is responsible for locating drill rigs and other operating equipment.  Shortages or an increase in cost of drilling rigs, equipment, supplies or personnel could delay or interrupt our operations and could negatively impact our financial condition and results of operations.  Drilling activity in the geographic areas in which we conduct drilling activities may increase, which would lead to increases in associated costs, including those related to drilling rigs, equipment, supplies and personnel and the services and products of other vendors to the industry.  Increased drilling activity in these areas may also decrease the availability of rigs.  Therefore, our drilling and other costs may increase further and necessary equipment and services may not be available to us at economical prices.

9.	We are subject to complex laws and regulations, including environmental regulations, which can significantly increase our costs and possibly force our operations to cease.

If we experience any leakage of crude oil and/or gas from the subsurface portions of a well, our gathering system could cause degradation of fresh groundwater resources, as well as surface damage, potentially resulting in suspension of operation of a well, fines and penalties from governmental agencies, expenditures for remediation of the affected resource, and liabilities to third parties for property damages and personal injuries.  In addition, any sale of residual crude oil collected as part of the drilling and recovery process could impose liability on us if the entity to which the oil was transferred fails to manage the material in accordance with applicable environmental health and safety laws.

Drilling operations generally involve a high degree of risk. Hazards such as unusual or unexpected geological formations, power outages, labor disruptions, blow-outs, sour gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labor, and other risks are involved. We may become subject to liability for pollution or hazards against which it cannot adequately insure or which it may elect not to insure. Incurring any such liability may have a material adverse effect on our financial position and operations.

Development, production and sale of natural gas and oil in Canada are subject to extensive laws and regulations, including environmental laws and regulations.  We may be required to make large expenditures to comply with environmental and other governmental regulations.  Matters subject to regulation include:

• location and density of wells;
• the handling of drilling fluids and obtaining discharge permits for drilling operations;
• accounting for and payment of royalties on production from state, federal and Indian lands;
• bonds for ownership, development and production of natural gas and oil properties;
• transportation of natural gas and oil by pipelines;
• operation of wells and reports concerning operations; and
• taxation.

Under these laws and regulations, we could be liable for personal injuries, property damage, oil spills, discharge of hazardous materials, remediation and clean-up costs and other environmental damages.  Failure to comply with these laws and regulations also may result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties.  Moreover, these laws and regulations could change in ways that substantially increase our costs.  Accordingly, any of these liabilities, penalties, suspensions, terminations or regulatory changes could materially adversely affect our financial condition and results of operations enough to possibly force us to cease our business operations.

10.	The potential profitability of oil and gas ventures depends upon various factors beyond the control of our company, which may materially affect our financial performance.

The potential profitability of oil and gas properties is dependent upon many factors beyond our control.  For instance, world prices and markets for oil and gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls, or any combination of these and other factors, and respond to changes in domestic, international, political, social, and economic environments. Additionally, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project.  These changes and events may materially affect our financial performance.

11.
Our auditors’ opinion in our May 31, 2011 financial statements includes an explanatory paragraph in respect of there being substantial doubt about our ability to continue as a going concern.   We will need to raise additional capital in order to fund our operations for the next twelve months, and if we fail to raise such capital investors may lose some or all of their investment in our common shares.

We have incurred net losses of $21,610 from May 11, 2010 (inception) to May 31, 2011.  Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  We anticipate generating losses for at least the next 12 months.  Therefore, there is substantial doubt about our ability to continue operations in the future as a going concern.  We will need to obtain additional funds in order to fund our operations for the next twelve months.  Our plans to deal with this cash requirement include loans from existing shareholders, raising additional capital from the public or private sale of equity or entering into a strategic arrangement with a third party.  If we cannot continue as a viable entity, our shareholders may lose some or all of their investment in our company.

12.	If we do not maintain the property capital payments on our properties, we will lose our interests in the properties or have to incur penalties.

We have a Farmout and Participation Agreement with Luxor in place that requires us to fund our proportion of the capital costs on the properties that are subject to the Luxor agreement.  If we do not continue to make the capital payments as they are requested then we may lose our interest in that property or fall into a penalty situation on the respective property.  Alberta law provides for penalty provisions when a company that has earned an interest in a property fails to pay its proportion of capital costs.  In general, the penalty provisions allow the operator to recover up to 300% of the delinquent capital payments before any revenue form the well subject to the penalty is paid out to the delinquent party.  If the Company fails to make a capital payment prior to earning its interest the Company may lose its interest in the respective property.

13.
We may not be able to compete with current and potential exploration companies, some of whom have greater resources and experience than we do in locating and commercializing oil and natural gas reserves and, as a result, we may fail in our ability to maintain or expand our business.

The oil and natural gas market is intensely competitive, highly fragmented and subject to rapid change.  We may be unable to compete successfully with our existing competitors or with any new competitors.  We compete with many exploration companies which have significantly greater personnel, financial, managerial, and technical resources than we do.  This competition from other companies with greater resources and reputations may result in our failure to maintain or expand our business.

14.	We expect losses to continue in the next 12 months because we have no oil or gas reserves and, consequently, no revenue to offset losses.

Based upon the fact that we currently do not have any oil or gas reserves, we expect to incur operating losses in next 12 months.  The operating losses will occur because there are expenses associated with the acquisition of, and exploration of natural gas and oil properties which do not have any income-producing reserves.  Failure to generate revenues may cause us to go out of business.  We will require additional funds to achieve our current business strategy and our inability to obtain additional financing will interfere with our ability to expand our current business operations.

15.
Since our directors work for other natural resource exploration companies, their other activities for those other companies may involve a conflict of interest with regard to their time, could slow down our operations or negatively affect our profitability.

Our sole officer and two directors are not required to work exclusively for us and do not devote all of their time to our operations.  In fact, one of our directors works for other natural resource exploration companies.  Therefore, it is possible that a conflict of interest with regard to their time may arise based on their employment by such other companies.  Their other activities may prevent them from devoting full-time to our operations which could slow our operations and may reduce our financial results because of the slowdown in operations.  It is expected that each of our directors will devote approximately two hours per week to our operations on an ongoing basis, and when required will devote whole days and even multiple days at a stretch when property visits are required or when extensive analysis of information is needed.

16.	Our principal shareholder owns a controlling interest in our voting stock and investors will not have any voice in our management, which could result in decisions adverse to our general shareholders.

Our principal shareholder beneficially owns approximately 55.4% of our outstanding common stock. As a result, this stockholder will have the ability to control substantially all matters submitted to our stockholders for approval including:

•	election of our board of directors;
•	removal of any of our directors;
•	amendment of our Articles of Incorporation or bylaws; and
•	adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

As a result of his ownership, our principal shareholder is able to influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions.  In addition, it is possible for our principal shareholder to sell or otherwise dispose of all or a part of his shareholdings could affect the market price of our common stock if the marketplace does not orderly adjust to the increase in shares in the market and the value of your investment in the Company may decrease.  The controlling shareholder’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

17.
We have no employees and our only officer and other director each work two hours per week on our business.  Consequently, we may not be able to monitor our operations and respond to matters when they arise in a prompt or timely fashion.  Until we have additional capital or generate revenue, we will have to rely on consultants and service providers, which will increase our expenses and increase our losses.

We do not have any employees, our only officer and other director each work on our business two hours per week.  With practically no personnel, we have a limited ability to monitor our operations, such as the progress of oil and gas exploration, and to respond to inquiries from third parties, such as regulatory authorities or potential business partners.  Though we may rely on third party service providers, such as accountants and lawyers, to address some of our matters, until we raise additional capital or generate revenue, we will have to rely on consultants and third party service providers to monitor our operations, which will increase our expenses and have a negative effect on our results of operations.

RISKS RELATING TO OUR COMMON SHARES

18.	We may, in the future, issue additional common shares, which would reduce investors’ percent of ownership and may dilute our share value.

Our Articles of Incorporation authorize the issuance of 500,000,000 common shares, of which 59,400,000 shares are issued and outstanding.  The future issuance of our common shares may result in substantial dilution in the percentage of our common shares held by our then existing shareholders. We may value any common shares issued in the future on an arbitrary basis.  The issuance of common shares for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common shares.

19.
Our common shares are subject to the "Penny Stock" Rules of the SEC and we have no established market for our securities, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and
•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and
•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules.  This may make it more difficult for investors to dispose of our common shares and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.  Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

20.	Because we do not intend to pay any cash dividends on our common shares, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common shares in the foreseeable future.  Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them.

21.	We may become a passive foreign investment company, or PFIC, which could result in adverse U.S. tax consequences to U.S. investors.

If we are a “passive foreign investment company” or “PFIC” as defined in Section 1297 of the Code, U.S. Holders will be subject to U.S. federal income taxation under one of two alternative tax regimes at the election of each such U.S. Holder. Section 1297 of the Code defines a PFIC as a corporation that is not formed in the United States and either (i) 75% or more of its gross income for the taxable year is “passive income”, which generally includes interest, dividends and certain rents and royalties or (ii) the average percentage, by fair market value (or, if we elect, adjusted tax basis), of its assets that produce or are held for the production of “passive income” is 50% or more.  Whether we are a PFIC in any year and the tax consequences relating to PFIC status will depend on the composition of our income and assets, including cash. U.S. Holders should be aware, however, that if we become a PFIC, we may not be able or willing to satisfy record-keeping requirements that would enable U.S. Holders to make an election to treat us as a “qualified electing fund” for purposes of one of the two alternative tax regimes applicable to a PFIC, which would result in adverse tax consequences to our shareholders who are U.S. citizens.

Item 1B.   Unresolved Staff Comments

There are no unresolved staff comments.

Item 2.   Description of Properties.

Corporate Office

We do not own any real property. We currently maintain our corporate office space at 200 S Virginia, 8th Floor, Reno, Nevada, 89501 pursuant to a one-year lease for $150 per month.  Management believes that our office space is suitable for our current needs.

Oil and Gas Property Interests

Luxor Properties

Map of the Valhalla Property

R9W6
R8W6
R7W6
T76
T76
1-35-075-08-W6
T75
T75
R9W6
R8W6
R7W6

Map of the Spirit Rycroft Property

R8W6
R7W6
R6W6
R5W6
T79
T78
T77
11-32-078-07-W6
Spirit River, AB
Rycroft, AB

Acquisition of Interests

On June 23, 2011 the Company entered into a Stock Purchase Agreement to acquire all of the issued and outstanding shares of a private Canadian business owned by the Company’s sole executive officer called Buckeye Oil & Gas (Canada) Inc. (“Buckeye Canada”), a company incorporated in Alberta, Canada. The purchase price paid for the shares of Buckeye Canada was $400,000, which was paid by the issuance to Pol Brisset, the Company's sole officer and a director, of 1,000,000 shares of common stock of the Company.

As a result of the acquisition, Buckeye Canada became a wholly-owned subsidiary of the Company.

Buckeye Canada’s sole asset is rights granted pursuant to a May 12, 2011 Farmout and Participation Agreement with Luxor Oil & Gas, Inc. (“Luxor”). Under this agreement Buckeye Canada has agreed to incur 80% of the cost of drilling a well on one of Luxor’s properties in exchange for a 56% working interest in said well. In a separate agreement, on May 16, 2011 Buckeye Canada entered into a Participation Agreement whereby the Company agreed to share its obligations and rights under the agreement with Luxor with a partner on a 50% basis.  The partner is a privately-owned company called Pioneer Marketing Group, Ltd. (“Pioneer”).  The Participation Agreement requires Buckeye Canada and Pioneer to equally fund Buckeye Canada’s obligations under the Luxor agreement and to participate equally in the interest in the well.  Accordingly, Buckeye Canada and Pioneer will each pay a net 40% of the initial capital costs and earn a 28% interest in any wells drilled by Luxor, as long as Pioneer continues to fund its half of the required amount of expenses.

At the time of the acquisition of Buckeye Canada, Buckeye Canada and Pioneer had paid Luxor an aggregate CDN $305,753 (approximately USD $319,678) in connection with the drilling of the well. The well, located in the Valhalla area of Alberta (“Valhalla Well”), Canada was drilled in July 2011.  On August 2, 2011, Buckeye Canada and Pioneer paid an additional aggregate CDN $351,054 (USD $365,605 to Luxor for the costs to complete the well and acquire surface infrastructure for oil collection.  The well is expected to be completed by the end of August, 2011.    Buckeye Canada has now earned its 28% interest in the Valhalla Well.

Buckeye Canada also has the right of first refusal to participate on two additional properties if Luxor determines that it desires to pursue drilling on those properties. If Buckeye Canada exercises this right, it will need to pay 40% of such expenses in exchange for a 28% working interest, subject to Pioneer paying its half of the costs.  On July 26, 2011 Buckeye Canada exercised its rights to participate in a second well to be drilled by Luxor.  It is expected that the drilling of the second well will commence in August 2011.

The agreement with Luxor provides for Buckeye Canada to earn its working interest on the entire respective property where a well is located and not just on the respective well.  As a result, now that Buckeye Canada has earned its interest in the Valhalla Well, we have earned-in on the whole Valhalla Property.  Buckeye Canada will now pay 28% of the capital costs on any new wells drilled on the Valhalla Property and earn a 28% working interest.  The drilling of any future wells on the Valhalla Property will be determined in conjunction with Luxor.

In other words, on the potentially three properties that are part of the Luxor agreement, Buckeye Canada initially pays 40% of the capital costs to earn a 28% working interest on the first well drilled on the respective property but will pay 28% of the capital costs to earn a 28% working interest on all subsequent wells drilled on the respective property.

Description and Location of the Luxor Properties

Valhalla

The Valhalla property is located in the Peace River Arch area of northern Alberta, Canada.  The Valhalla Property is subject to a Petroleum and Natural Gas Lease with the province of Alberta.  Subject to its agreement with Buckeye Canada and royalties payable to the province, Luxor owns 100% of the rights to the underlying lease which is lease No. 0510030702.  The lease expires March 25, 2015 but is renewable.

Spirit Rycroft

The Spirit Rycroft property is also located in the Peace River Arch area of northern Alberta, Canada.  The Spirit Rycroft Property is subject to a Petroleum and Natural Gas Lease with the province of Alberta.  Subject to its agreement with Buckeye Canada and royalties payable to the province, Luxor owns 100% of the rights to the underlying lease which is lease No. 0509080476.  The lease expires August 20, 2014 but is renewable.

Regional Geology

The Peace River Arch (PRA) is a large, cratonic uplift in northwestern Alberta and northeastern British Columbia. It is one of only a few large-scale tectonic elements in the Western Canada Sedimentary Basin that has significantly disturbed the Phanerozoic cover of the craton. The structure has influenced the location of oil and gas accumulations in strata ranging from the Middle Devonian to the Upper Cretaceous, and has long been a focus of hydrocarbon exploration in the region.

The PRA is an east-northeasterly trending structure that has a total preserved length of approximately 750 km. At its western end, near the Alberta/British Columbia boundary, the arch stands approximately 1,000 m above the regional elevation of the basement. The amplitude of the arch decreases eastward to between 400 and 500 m at the fifth meridian and several tens of metres at its eastern end, near the fourth meridian.

The PRA is an asymmetrical structure with a steeply dipping northern flank and a more gently dipping southern slope. An isopach from the top of the Devonian to the basement shows that total deposition immediately to the south of the arch was several hundred metres thicker than it was to the north.

Exploration History and Geology of the Luxor Properties

Valhalla

Luxor is targeting an on-trend Doe Creek and Dunvegan formations vertical oil well. This well is expected to benefit and possibly be pressurized from the adjacent property water injection program. Sufficient acreage exists for up to five follow up vertical wells or a single horizontal well as may be required.

The primary objective is oil in the Doe Creek sandstone member which lies above the Dunvegan formation. The Doe Creek courses up from an argillaceous base and is well sorted. Secondary objective is the Dunvegan sandstone 25 metres deeper which is oil productive in the Doe Creek pool to the southwest.  It is interpreted as the top sandstone of a deltaic system from the west.

Spirit Rycroft

Luxor’s planned drilling is an on-trend vertical oil well targeting the Basal Gething and Doe Creek formations offsetting the an existing producing oil field.  Potential exists for an additional two vertical oil wells or one horizontal well as may be indicated. The primary objective is a stratigraphic trap in a thick, Basal Gething sandstone at 1245 metres which lately has been proven to be oil and natural gas productive in several offsetting wells to the south east. A secondary objective is oil in the Doe Creek sandstone at 270 metres. Thickness is 1-2 metres but not in close proximity to water flooding necessary for good secondary recovery.

Current State of Exploration

Valhalla

The Valhalla Property does not currently contain any assigned resources or reserves of oil or natural gas.  The first well drilled by Luxor is expected to be completed by the end of August, 2011.  The Company hopes to have an independent reserve report completed by December 2011.

Spirit Rycroft

The Spirit Rycroft Property does not currently contain any assigned resources or reserves of oil or natural gas.  The first well to be drilled by Luxor under its agreement with Buckeye Canada is expected to commence in August 2011.

Geological Exploration Program

Valhalla

Under the Farmout Agreement with Luxor the first property drilled was the Valhalla Property located in the Valhalla area of Alberta, Canada.  On July 11, 2011 the Company was informed by Luxor that the well had been drilled to 785 metres and a 9 metre core sample was taken from the primary target Doe Creek formation. Subsequently, the well was cased and cemented, and the drilling rig was released the same day. The recovered core samples confirm the geological prognosis with visible oil on the sample with an estimated minimum 2.1+ metre of oil-bearing sand. The core was tested to determine the next course of action regarding completion program and production testing.

On July 26, 2011 Luxor requested funds to complete the Valhalla Well.  The completion costs include readying the well for production, installing a single-well oil battery, supplying and installing the well-site equipment which includes the pump, and expanding and improving the road to the property.

At this time management believes the well to be economic to complete and be placed on production. Confirmation of the well site geology has further established at minimum one additional oil well on this property. Preparations are under way to perforate and fracture the Doe Creek formation as soon as possible and conduct a flow test.

Final geological results are currently being determined.  At this time, the possibility of reserves or resources is still being determined.

Spirit Rycroft

On July 26, 2011 Buckeye Canada exercised its rights to participate in a second well to be drilled by Luxor.  It is expected that the drilling of the second well will take place in August 2011 and it will on the Spirit Rycroft property.

Item 3.   Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.  The Company’s properties are not the subject of any pending legal proceedings.

Item 4.   (Removed and Reserved)

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information.

There has been no market for our securities. Our common stock is not traded on any exchange or on the over-the-counter market. The Company has received approval from FINRA under the symbol BFSO.OB for our common stock to be eligible for trading on the Over The Counter Bulletin Board. However, a market has not yet developed.  There is no assurance that a trading market will develop, or, if developed, that it will be sustained.

Holders.

On August 23, 2011 there were approximately 26 holders of record of the Company’s common stock.

Dividends.

The Company has not declared or paid any cash dividends on its common stock nor does it anticipate paying any in the foreseeable future. Furthermore, the Company expects to retain any future earnings to finance its operations and expansion. The payment of cash dividends in the future will be at the discretion of its Board of Directors and will depend upon its earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Warrants or Options.

The Company does not have a stock option plan and has not issued any share purchase warrants.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Unregistered Securities.

None.

Purchases of Equity Securities by the Company and Affiliated Purchasers.

On June 2, 2011, Jamie Mills, the principal shareholder of the Company entered into a Stock Purchase Agreement which provided for the sale of his 38,000,000 shares of common stock of the Company (the “Shares”) to Ravi Dhaddey (who purchased 32,900,000 of the Shares) and Pol Brisset (who purchased 5,100,000 of the Shares). Combined, the Shares acquired by Messrs. Dhaddey and Brisset represent 65.07% of the issued and outstanding share capital of the Company on a fully-diluted basis.  In connection with such purchase, Mr. Mills cancelled the other 115,000,000 shares in the Company which he had owned.

Item 6.   Selected Financial Data

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 7.   Management’s Discussion and Analysis or Plan of Operation.

Overview

Buckeye Oil & Gas Inc. is principally a company engaged in the acquisition and exploration of oil and gas properties.

On June 23, 2011 the Company entered into a Stock Purchase Agreement to acquire all of the issued and outstanding shares of a private Canadian business owned by the Company’s sole executive officer called Buckeye Oil & Gas (Canada) Inc. (“Buckeye Canada”), a company incorporated in Alberta, Canada. The purchase price paid for the shares of Buckeye Canada was $400,000, which was paid by the issuance to Pol Brisset, the Company's sole officer and a director, of 1,000,000 shares of common stock of the Company.

As a result of the acquisition, Buckeye Canada became a wholly-owned subsidiary of the Company.

Buckeye Canada’s sole asset is rights granted pursuant to a May 12, 2011 Farmout and Participation Agreement with Luxor Oil & Gas, Inc. (“Luxor”). Under this agreement Buckeye Canada has agreed to incur 80% of the cost of drilling a well on one of Luxor’s properties in exchange for a 56% working interest in said well. In a separate agreement, on May 16, 2011 Buckeye Canada entered into a Participation Agreement whereby the Company agreed to share its obligations and rights under the agreement with Luxor with a partner on a 50% basis.  The partner is a privately-owned company called Pioneer Marketing Group, Ltd. (“Pioneer”).  The Participation Agreement requires Buckeye Canada and Pioneer to equally fund Buckeye Canada’s obligations under the Luxor agreement and to participate equally in the interest in the well.  Accordingly, Buckeye Canada and Pioneer will each pay a net 40% of the initial capital costs and earn a 28% interest in any wells drilled by Luxor, as long as Pioneer continues to fund its half of the required amount of expenses.

At the time of the acquisition of Buckeye Canada, Buckeye Canada and Pioneer had paid Luxor an aggregate CDN $305,753 (approximately USD $319,678) in connection with the drilling of the well. The well, located in the Valhalla area of Alberta (“Valhalla Well”), Canada was drilled in July 2011.  On August 2, 2011, Buckeye Canada and Pioneer paid an additional aggregate CDN $351,054 (USD $365,605 to Luxor for the costs to complete the well and acquire surface infrastructure for oil collection.  The well is expected to be completed by the end of August, 2011..  Buckeye Canada has now earned its 28% interest in the Valhalla Well.

Buckeye Canada also has the right of first refusal to participate on two additional properties if Luxor determines that it desires to pursue drilling on those properties. If Buckeye Canada exercises this right, it will need to pay 40% of such expenses in exchange for a 28% working interest, subject to Pioneer paying its half of the costs.  On July 26, 2011 Buckeye Canada exercised its rights to participate in a second well to be drilled by Luxor.  It is expected that the drilling of the second well will commence in August 2011.

The agreement with Luxor provides for Buckeye Canada to earn its working interest on the entire respective property where a well is located and not just on the respective well.  As a result, now that Buckeye Canada has earned its interest in the Valhalla Well, we have earned-in on the whole Valhalla Property.  Buckeye Canada will now pay 28% of the capital costs on any new wells drilled on the Valhalla Property and earn a 28% working interest.  The drilling of any future wells on the Valhalla Property will be determined in conjunction with Luxor.

In other words, on the potentially three properties that are part of the Luxor agreement, Buckeye Canada initially pays 40% of the capital costs to earn a 28% working interest on the first well drilled on the respective property but will pay 28% of the capital costs to earn a 28% working interest on all subsequent wells drilled on the respective property.

Plan of Operation

During the twelve-month period ending May 31, 2012, our objective is to continue to fund our agreement with Luxor with the intention of drilling additional wells on the Valhalla Property and commencing drilling on the Spirit Rycroft Property.

Current cash on hand is insufficient for all of the Company’s commitments for the next 12 months. We anticipate that the additional funding that we require will be in the form of equity financing from the sale of our common stock.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional phases of the Exploration program, should we decide to proceed.  We believe that debt financing will not be an alternative for funding any further phases in our Exploration program.  The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated.  We do not have any arrangements in place for any future equity financing.

Notwithstanding, we cannot be certain that the required additional financing will be available or available on terms favorable to us. If additional funds are raised by the issuance of our equity securities, such as through the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may be subject to certain limitations in our operations, and issuance of such securities may have rights senior to those of the then existing holders of common stock. If adequate funds are not available or not available on acceptable terms, we may be unable to fund expansion, develop or enhance services or respond to competitive pressures.

We continue to rely on Luxor to provide their employees and to source appropriate contractors to undertake the drill programs on the properties subject to our agreement with Luxor. We remain focused on keeping the staff compliment, which currently consists of our two directors and one officer, at a minimum to conserve capital. Our staffing level does not currently hinder our operations, as outsourcing of necessary operations continues to be the most cost effective and efficient manner of conducting the business of the Company.

The following is an overview of the project work to date, as well as anticipated work for the next twelve months. Specific dates when work will begin, and how long it will take to complete each step is subject to change due to the variables of weather, availability of work crews for a particular type of work, and the results of work that is planned, the outcome of which will determine what the next step on that project will be.

Valhalla Property

Under the Farmout Agreement with Luxor the first property drilled was the Valhalla Property located in the Valhalla area of Alberta, Canada.  At the time of the acquisition of Buckeye Canada, Buckeye Canada and Pioneer had paid Luxor an aggregate CDN $305,753 (approximately USD $319,678) in connection with the drilling of the well.  On July 11, 2011 the Company was informed by Luxor that the well had been drilled to 785 metres and a 9 metre core sample was taken from the primary target Doe Creek formation. Subsequently, the well was cased and cemented, and the drilling rig was released the same day.

On July 26, 2011 Luxor requested funds to complete the Valhalla Well.  The completion costs include readying the well for production, installing a single-well oil battery, supplying and installing the well-site equipment which includes the pump, and expanding and improving the road to the property.

At this time management believes the well to be economic to complete and be placed on production. Confirmation of the well site geology has further established at minimum one additional oil well on this property. Preparations are under way to perforate and fracture the Doe Creek formation as soon as possible and conduct a flow test.

Final geological results are currently being determined.  At this time, the possibility of reserves or resources is still being determined.

Spirit Rycroft

On July 26, 2011 Buckeye Canada exercised its rights to participate in a second well to be drilled by Luxor.  It is expected that the drilling of the second well will take place in August 2011 and it will on the Spirit Rycroft property.

Results of Operations

The Year Ended May 31, 2011 compared to the Period from May 11, 2010 (inception) to May 31, 2010

Revenues

We did not earn any revenues during the year ended May 31, 2011 or the period from May 11, 2010 (inception) to May 31, 2010.  We do not anticipate earning revenues until such time as we have entered into commercial production of our oil and gas properties.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of natural resources on our properties, or if such resources are discovered, that we will enter into commercial production of our properties.

Operating Expenses

For the year ended May 31, 2011 our net loss was $18,010 compared to $3,600 for the period from May 11, 2011 (inception) to May 31, 2010.  Expenses have increased in the current period due to legal and filing fees related to the Company become registered with the SEC , expenses associated with the name and business change, and to an increased level of regulatory compliance.  For the period ended May 31, 2010 the Company had only just been incorporated and as a result had minimal expenses.

Liquidity and capital resources

We had a cash balance of $2,515 and working capital of ($610) at May 31, 2011. We anticipate that we will incur the following expenses over the next twelve months:

•	$48,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.
•	$793,000 for cash calls related to funding of drill programs on the Valhalla and Spirit Rycroft properties.

Net cash used in operating activities during the year ended May 31, 2011 was $18,485 compared to $0 during the period from May 11, 2010 (inception) to May 31, 2010.  The increase was largely due to an increase in the net loss to $18,010 in 2011 from $3,600 in 2010.  There was $12,000 and $9,000 received in 2011 and 2010 respectively from the issuance of common stock.  There were no investing activities in either 2011 or 2010.

Going Concern Consideration

Current cash on hand is not sufficient to fund our planned operations to May 31, 2012.  Even if the well drilled on the Valhalla Property commences production in August 2011, cash flow from that well will not be sufficient to fund our planned operations.  We anticipate generating losses and therefore we may be unable to continue operations in the future as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities that could result should we be unable to continue as a going concern.

We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Accordingly, our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off-balance sheet arrangements

We have no off-balance sheet arrangements.

Item 7A   Quantitative and Qualitative Disclosure About Market Risk

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 8.     Financial Statements.

The financial statements are set forth immediately preceding the signature page.

Item 9.     Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of May 31, 2011, being the date of the Company’s most recently completed fiscal year end. This evaluation was carried out under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, Mr. Pol Brisset. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual report, has concluded that our disclosure controls and procedures are effective at a reasonable assurance level based on his evaluation of these controls and procedures as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive, principal operating and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records, that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2011. In making this assessment, management used the framework in “Internal Control - Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on the assessment performed, management believes that as of May 31, 2011 the Company’s internal control over financial reporting was effective based upon the COSO criteria.

Lack of Segregation Of Duties

Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that considering the abilities of the employees now involved and the control procedures in place, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases. Management will periodically reevaluate this situation.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information.

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

Directors and Officers.

All directors of our Company hold office until the next annual general meeting of the stockholders or until their successors are elected and qualified. The officers of our Company are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal. Our directors and executive officers, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Company	Age	Date First Appointed
Pol Brisset	Chairman, President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director	36	June 2, 2011
Manny Dhinsa	Secretary and Director	40	June 2, 2011

Business Experience

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

Pol Brisset has been the owner of a privately-owned beverage business in Calgary since 2010.  From 2005 to 2009 he was the Director of Business Development for Western Canada for Heineken.  Mr. Brisset is fluent in English and French and received his Bachelor of Business degree from the University of Quebec at Montreal and completed his Masters of Business Administration (MBA) in 2008 at the University of Calgary. Mr. Brisset was appointed to the Board of Directors due to his business experience and his significant ownership interest in the Company.

Manny Dhinsa is a petroleum specialist with a geology background who has been working in the Alberta oil patch for more than a decade. Since 2010 he has been an independent consultant working as a primary geological supervisor in Alberta for a major oil and gas company utilizing the latest technologies for enhanced oil recovery.  From 2005 to 2010 he was the President and CEO of Strata Oil & Gas, Inc., a publicly traded junior oil and gas exploration company.   Mr. Dhinsa graduated from the University of Alberta with a Bachelor of Science degree in geology. Mr. Dhinsa was appointed to the Board of Directors as a result of his geological background.

There are no family relationships among our directors or officers.  None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last ten years.  We are not aware of any proceedings to which any of our officers or directors, or any associate of any such officer or director, is a party adverse to our company or has a material interest adverse to it.  There are no agreements with respect to the election of directors. Other than described in Section 10 below, we have not compensated our directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors.

Audit Committee Financial Expert.

The Board of Directors has not established an audit committee and does not have an audit committee financial expert. The Board is seeking additional Board members whom it hopes will qualify as such an expert.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company.  We became subject to such requirement subsequent to the end of fiscal year ended May 31, 2011.

Code of Ethics.

The Company has not yet adopted a code of ethics.

Changes to Procedures for Recommendations of Director Nominees.

During the fiscal year ended May 31, 2011, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 11.                      Executive Compensation.

Summary Compensation Table

The table below sets forth information concerning compensation paid, earned or accrued by our chief executive officers (each a “Named Executive Officer”) for the last two fiscal years. No executive officer earned compensation in excess of $100,000 during our 2011 or 2010 periods.

SUMMARY COMPENSATION TABLE

						Non-Equity		Nonqualified	All
Name and				Stock	Option	Incentive Plan		Deferred	Other
Principal		Salary	Bonus	Awards	Awards	Compensation		Compensation	Compensation	Total
Position	Year	($)	($)	($)	($)	($)		Earnings ($)	($)	($)
Pol Brisset	2011	0	0	0	0		0	0	0	0
President, Chief Executive Officer	2010	0	0	0	0		0	0	0	0
Jamie Mills Former President and Chief Executive Officer (1)	2011 2010	0 0	0 0	0 0	0 0		0 0	0 0	0 0	0 0

(1)During the period from May 11, 2010 (inception) to June 2, 2011, Jamie Mills was our President, Chief Executive Officer, Chairman and director. During such period, Mr. Mills did not receive any compensation for his services. Mr. Mills resigned from the Company on June 2, 2011.

Since inception, we have not paid compensation exceeding $100,000 per year to any of our executive officers.

Outstanding Equity Awards

There have been no equity awards of any kind granted to any of the Company’s officers or directors as of May 31, 2011.

Compensation of Directors

Name (a)	Year	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Manny Dhinsa	2011	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0

Effective July 1, 2011 the Company began paying Manny Dhinsa $500 per month to serve on the Board of Directors.  Payments commence effective the date of appointment and continue as long as the individual remains a member of the Board of Directors.

Item 12.                      Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters.

The following table lists, as of August 23, 2011, the number of shares of common stock of the Company beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 59,400,000 shares of Common Stock which are issued and outstanding as of August 23, 2011.  Unless indicated otherwise, all addresses below are c/o Buckeye Oil & Gas Inc., 8275 S. eastern Avenue, Suite 200 Las Vegas, Nevada, 89123.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Ravi Dhaddey	32,900,000	55.4%
Pol Brisset	6,100,000	10.3%
Many Dhinsa	0	0
Directors and Officers as a Group (3 individuals)	39,000,000	65.7%

Item 13.                      Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

On June 23, 2011 the Company entered into a Stock Purchase Agreement to acquire all of the issued and outstanding shares of a private Canadian business owned by the Company’s sole executive officer called Buckeye Oil & Gas (Canada) Inc. (“Buckeye Canada”), a company incorporated in Alberta, Canada. The purchase price paid for the shares of Buckeye Canada was $400,000, which was paid by the issuance to Pol Brisset, the Company's sole officer and a director, of 1,000,000 shares of common stock of the Company. As a result of the acquisition, Buckeye Canada became a wholly-owned subsidiary of the Company.

Effective July 1, 2011 the Company began paying Manny Dhinsa $500 per month to serve on the Board of Directors.  Payments commence effective the date of appointment and continue as long as the individual remains a member of the Board of Directors.

Director Independence

We are not subject to the listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” We do not believe that any of our directors currently meet the definition of “independent” as promulgated by the rules and regulations of the NYSE Alternext US (formerly known as the American Stock Exchange).

ITEM 14                      PRINCIPAL ACCOUNTING FEES AND SERVICES

Conner & Associates PC, was the independent registered public accounting firm for the Company since inception on May 11, 2010 until December 15, 2010.  Effective February 5, 2011, the Company retained ZS Consulting Group, LLP as an independent registered public accounting firm for the Company’s financial statements going forward. Fees billed to the Company for the fiscal years ending May 31, 2011 and 2010 are set forth below:

	Fiscal year ending May 31, 2011	Fiscal year ending May 31, 2010
Audit Fees	$4,500	$3,500
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

As of May 31, 2011, the Company did not have a formal, documented pre-approval policy for the fees of the principal accountant. It is in the process of adopting such a policy.

Item 15.                      Exhibits.

EXHIBIT NUMBER	DESCRIPTION
3.1	Certificate of Incorporation of Registrant. (1)
3.1.1	Articles of Amendment
3.2	By-Laws of Registrant. (2)
4.1	Form of stock certificate. (3)
10.1	Stock Purchase Agreement dated June 23, 2011 among Buckeye Oil & Gas, Inc., Pol Brisset and Buckeye Oil & Gas Canada, Inc.(4)
10.2	Farmout and Participation Agreement dated May 12, 2011 between Luxor Oil & Gas Ltd. and Buckeye Oil & Gas (Canada), Inc.(4)
10.3	Service Agreement dated July 1, 2011 by and between Manny Dhinsa and Buckeye Oil & gas, Inc.
31	Rule 13a-14(a)/15d14(a) Certifications
32	Section 1350 Certifications

(1) Previously filed as Exhibit 3.1 to Registration Statement, filed with the Securities and Exchange Commission on July 1, 2010, file no. 333-167917
(2) Previously filed as Exhibit 3.2 to Registration Statement, filed with the Securities and Exchange Commission on July 1, 2010, file no. 333-167917
(3) Previously filed as Exhibit 4.1 to Registration Statement, filed with the Securities and Exchange Commission on July 1, 2010, file no. 333-167917
(4) Previously filed with the Company’s Form 8-K submitted to the SEC on June 28, 2011.

BUCKEYE OIL & GAS, INC.

(formerly Benefit Solutions Outsourcing Corp.)

(An Exploration Stage Company)

-:-

INDEPENDENT AUDITOR’S REPORT

May 31, 2011 and 2010

Contents	Page

Report of Independent Registered Public Accountants	F - 1

Balance Sheets
May 31, 2011 and 2010	F - 2

Statements of Operations for the
Year Ended May 31, 2011 and the period from May 11, 2010 (inception) to May 31, 2010 and the Cumulative Period from May 11, 2010 (inception) to May 31, 2011	F - 3

Statement of Stockholders’ Equity (Deficit)
Since May 11, 2010 (inception) to May 31, 2011	F - 4

Statements of Cash Flows for the
Year Ended May 31, 2011 and the period from May 11, 2010 (inception) to May 31, 2010 and the Cumulative Period from May 11, 2010 (inception) to May 31, 2011	F - 5

Notes to Financial Statements	F - 7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Buckeye Oil & Gas, Inc.
(formerly Benefit Solutions Outsourcing Corp)
Las Vegas, Nevada

We have audited the accompanying balance sheets of Buckeye Oil & Gas, Inc (an exploration stage company). as of May 31, 2011, and the related statements of income, stockholders’ equity and comprehensive income, and cash flows for the year  ended May 31, 2011 and for the period May 11, 2010 (inception) to May 31, 2010. Buckeye Oil & Gas, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Buckeye Oil & Gas Inc as of May 31, 2010, were audited by other auditors whose report, dated June 30, 2010 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Buckeye Oil & Gas, Inc. (an exploration stage company) as of May 31, 2011, and the results of its operations and its cash flows for the year ended May 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in development stage with limited operations and resources, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ZS Consulting Group LLP
ZS Consulting Group LLP
Melville, New York
August 23, 2011

BUCKEYE OIL & GAS, INC.
(formerly Benefit Solutions Outsourcing Corp.)
(An Exploration Stage Company)
BALANCE SHEETS

	May 31,	May 31,
	2011	2010
ASSETS
Current Assets
Cash	$2,515	$9,000
Total Current Assets	2,515	9,000

Total Assets	$2,515	$9,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	$3,125	$3,600

Total Current Liabilities	3,125	3,600

STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock, Par Value $.0001
Authorized 500,000,000 shares,
Issued and outstanding 173,400,000 shares at
May 31, 2011 (May 31, 2010 – 153,000,000)	17,340	15,300
Paid-In Capital	3,660	(6,300)
Deficit Accumulated During Exploration Stage	(21,610)	(3,600)

Total Stockholders’ Equity	(610)	5,400

Total Liabilities and Stockholders’ Equity	$2,515	$9,000

The accompanying notes are an integral part of these financial statements.

BUCKEYE OIL & GAS, INC.
(formerly Benefit Solutions Outsourcing Corp.)
 (An Exploration Stage Company)
STATEMENTS OF OPERATIONS

			Cumulative
			Since
			May 11, 2010
	For the Periods Ended		(Inception) to
	May31,		May 31,
	2011	2010	2011
Revenues	$–	$–	$–
Cost of Revenues	–	–	–

Gross Margin	–	–	–

Expenses
Professional Fees	6,007	3,500	9,507
Office and Sundry	12,003	100	12,103

Net Loss from Operations	(18,010)	(3,600)	(21,610)

Net Loss	$(18,010)	$(3,600)	$(21,610)

Basic and Diluted loss per
Share	$(0.00)	$(0.00)

Weighted Average Shares
Outstanding	163,954,521	153,000,000

The accompanying notes are an integral part of these financial statements.

BUCKEYE OIL & GAS, INC.
(formerly Benefit Solutions Outsourcing Corp.)
 (An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

				Deficit
				Accumulated
				During
	Common Stock		Paid-In	Exploration
	Shares(1)	Par Value	Capital	Stage	Total
Balance at May 11, 2010
(inception)	—	$—	$—	$—	$—

Common Stock Issued to Founder
at $0.000059 per share, May 12, 2010	153,000,000	15,300	(6,300)	—	9,000
Net Loss	—	—	—	(3,600)	(3,600)

Balance at May 31, 2010	153,000,000	15,300	(6,300)	(3,600)	5,400

Common Stock private investors
at $0.00059 per share, November 16, 2010	20,400,000	2,040	9,960	—	12,000
Net Loss	—	—	—	(18,010)	(18,010)

Balance at May 31, 2011	173,400,000	17,340	3,660	(21,610)	(610)

(1)	Reflects the 17:1 forward stock split completed on June 1, 2011.

The accompanying notes are an integral part of these financial statements.

BUCKEYE OIL & GAS, INC.
(formerly Benefit Solutions Outsourcing Corp.)
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
			Cumulative
			Since
			May 11, 2010
	For the Periods Ended		(Inception) to
	May 31,	May 31,	May 31,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(18,010)	$(3,600)	$(21,610)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities

Change in Operating Assets and Liabilities
Increase (Decrease) in Accounts Payable and Accrued Liabilities	(475)	3,600	3,125

Net Cash Used in Operating Activities	(18,485)	–	(18,485)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Used in Investing Activities	–	–	–

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Sale of Common Stock	12,000	9,000	21,000

Net Cash Provided by Financing Activities	12,000	9,000	21,000

Net (Decrease) Increase in
Cash and Cash Equivalents	(6,485)	9,000	2,515
Cash and Cash Equivalents
at Beginning of Period	9,000	–	–
Cash and Cash Equivalents
at End of Period	$2,515	$9,000	$2,515

The accompanying notes are an integral part of these financial statements.

BUCKEYE OIL & GAS, INC.
(formerly Benefit Solutions Outsourcing Corp.)
 (An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Continued)

Cumulative
Since
May 11, 2010
	For the Periods Ended		(Inception) to
	May 31,	May 31,	May 31,
	2011	2010	2011

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
	$–	$—	$–

The accompanying notes are an integral part of these financial statements.

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS

Buckeye Oil & Gas, Inc. (formerly Benefit Solutions Outsourcing Corp.) (an exploration stage company) (the “Company”) was incorporated in the state of Florida on May 11, 2010 under the laws of the State of Florida to offer small and medium sized businesses services that reduce invoicing expenses, speed receipt of monies, and allow authorization and recovery of paper drafts. The Company intended to provide instant cash flow for small and medium sized businesses and reduces expenses associated with invoicing with services that include pre-authorized checking, electronic payments, electronic check conversion, electronic check recovery, and telephone checks.  However, due to economic conditions the Company was unable to continue in that business.

On May 19, 2011 the Board of Directors and majority shareholder of the Company approved a change to the Company’s Articles of Incorporation which affected a 17 for one forward stock split of our issued and outstanding common stock, changed the name of the company to “Buckeye Oil & Gas, Inc.”, and changed the business of the Company to oil and gas exploration.  The changes became effective at the close of business on June 1, 2011. The forward stock split will be distributed to all shareholders of record on March 31, 2011. No cash was paid or distributed as a result of the forward stock split and no fractional shares were issued. All fractional shares which would otherwise be required to be issued as a result of the stock split were rounded up to the nearest whole share. There was no change in the par value of our common stock.

On June 2, 2011, Jamie Mills, the principal shareholder of the Company entered into a Stock Purchase Agreement which provided for the sale of his 38,000,000 shares of common stock of the Company (the “Shares”) to Ravi Dhaddey (who purchased 32,900,000 of the Shares) and Pol Brisset (who purchased 5,100,000 of the Shares). Combined, the Shares acquired by Messrs. Dhaddey and Brisset represent 65.07% of the issued and outstanding share capital of the Company on a fully-diluted basis.  In connection with such purchase, Mr. Mills cancelled the other 115,000,000 shares in the Company which he had owned.

Effective as of June 2, 2011, in connection with the acquisition of the Shares, Pol Brisset was appointed a director of the Company upon the resignation of Jamie Mills from his positions as the sole officer and director of the Company. The Board of Directors of the Company elected Pol Brisset as President, Chief Executive Officer, Chief Financial Officer and Treasurer.

Nature of Operations

The Company has no products or services as of May 31, 2010.  The Company was formed to offer small and medium sized businesses services that reduce invoicing expenses, speed receipt of monies, and allow authorization and recovery of paper drafts. The Company intended to provide instant cash flow for small and medium sized businesses and reduces expenses associated with invoicing with services that include pre-authorized checking, electronic payments, electronic check conversion, electronic check recovery, and telephone checks.  However, due to economic conditions the Company was unable to continue in that business.  On June 2, 2011 the Company received final approval to change its name to Buckeye Oil & Gas, Inc and change the business of the Company to oil and gas exploration.  On June 23, 2011, the Company acquired an interest in its first oil and gas property (note 8).

NOTE 2 – ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States (GAAP) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company only commenced its oil and gas exploration activities in June 2011.  The Company has not realized any revenue from its present operations.  During the year ended May 31, 2011, the Company incurred a net loss of $18,010.  Since inception on May 11, 2010 the Company has an accumulated deficit of $21,610 at May 31, 2011.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent on its ability to develop its oil and gas property and ultimately achieve profitable operations and to generate sufficient cash flow from financing and operations to meet its obligations as they become payable. The Company expects that it will need approximately $841,000 to fund its operations during the next twelve months which will include capital payments under its property agreement (note 8) as the costs associated with maintaining an office.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.  Accordingly, no adjustment relating to the recoverability and classification of recorded asset amounts and the classification of liabilities has been made to the accompanying financial statements in anticipation of the Company not being able to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management’s Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the amounts reported in these financial statements and notes. Significant areas requiring the use of estimates relate to accrued liabilities. Management believes the estimates utilized in preparing these financial statements are reasonable and prudent and are based on management’s best knowledge of current events and actions the Company may undertake in the future. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Concentration of Credit Risk

The Company has no off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains all of its cash balances with one financial institution in the form of a demand deposit.

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. The Company did not have any dilutive instruments outstanding at May 31, 2011.

Comprehensive Income

Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.

Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are  reduced by a  valuation  allowance  when,  in the opinion  of  management,  it is more  likely than not  that  some portion or all of the deferred  tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Fair Value of Financial Instruments

The book values of cash, prepaid expenses, and accounts payable approximate their respective fair values due to the short-term nature of these instruments. The fair value hierarchy under GAAP distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

•	Level one — Quoted market prices in active markets for identical assets or liabilities;

•	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

•	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter.

New Accounting Pronouncements

ASU No. 2010-06

In January 2010, the FASB issued ASU 2010-06 “Fair Value Measurements and Disclosures (Topic 820-10), Improving Disclosures About Fair Value Measurements”.  This update provides amendments to Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Level 1, 2, and 3.  The standard adds new disclosure and clarifies existing disclosure requirements.  The new standard requires disclosures of the fair value of financial instruments for interim reporting periods of publicly traded companies in addition to the annual disclosure required at year-end.  The provisions of the new standard are effective for the interim periods ending after June 15, 2009.  The adoption of ASU 2010-06 has been reflected in Company’s financial statements.

ASU No. 2011-05

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, Presentation of Comprehensive Income.  ASU 2011-05 revises the manner in which entities present comprehensive income in their financial statements.  The new guidance removes the presentation options in Accounting Standards Codification (ASC) 220, Comprehensive Income, and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements.  The ASU does not change the items that must be reported in other comprehensive income. ASU 2011-05 will be effective for fiscal years and interim reporting periods within those years beginning after December 15, 2011.  The adoption will not have a material effect on the Company’s consolidated financial statements. There are currently no other accounting standards that have been issued that will have a significant impact on the Company’s financial position, results of operations and cash flows upon adoption.

NOTE 4 - COMMON STOCK TRANSACTIONS

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

NOTE 5 - STOCK SPLITS

On May 19, 2011 the Board of Directors and majority shareholder of the Company affected a 17 for one forward stock split of our issued and outstanding common stock.  The forward stock split was distributed to all shareholders of record on March 31, 2011. No cash was paid or distributed as a result of the forward stock split and no fractional shares were issued. All fractional shares which would otherwise be required to be issued as a result of the stock split were rounded up to the nearest whole share. There was no change in the par value of our common stock.

NOTE 6 - INCOME TAXES

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:
	2011	2010
Income tax expense at statutory rate	6,123	1,224
Less: valuation allowance	(6,123)	(1,224)
Income tax expense	-	-

At May 31, 2011, the Company had net operating loss carry forwards of approximately $21,610 (2010 - $3,600) that may be offset against future taxable income through 2030.  No tax benefit has been reported in the May 31, 2011 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Commencing March 24, 2011 the Company entered into a one-year lease for its office space at $150 per month.  It is expected that the Company will renew the lease for another year when the current lease expires.

NOTE 8 – SUBSEQUENT EVENTS

Business Combination

On June 23, 2011 the Company entered into a Stock Purchase Agreement to acquire all of the issued and outstanding shares of a private Canadian business owned by the Company’s sole executive officer called Buckeye Oil & Gas (Canada) Inc. (“Buckeye Canada”), a company incorporated in Alberta, Canada. The purchase price paid for the shares of Buckeye Canada was $400,000, which was paid by the issuance to Pol Brisset, the Company's sole officer and a director, of 1,000,000 shares of common stock of the Company.

As a result of the acquisition, Buckeye Canada became a wholly-owned subsidiary of the Company.

The following table shows the allocation of the consideration transferred based on the fair values of the assets and liabilities acquired:

Consideration Transferred
Common shares issued	$400,000
$400,000

Allocation of Consideration Transferred
Oil and gas properties	$159,839
Cash	240,161
$400,000

Farmout and Participation Agreement with Luxor

Buckeye Canada’s sole asset is rights granted pursuant to a May 12, 2011 Farmout and Participation Agreement with Luxor Oil & Gas, Inc. (“Luxor”). Under this agreement Buckeye Canada has agreed to incur 80% of the cost of drilling a well on one of Luxor’s properties in exchange for a 56% working interest in said well. In a separate agreement, on May 16, 2011 Buckeye Canada entered into a Participation Agreement whereby the Company agreed to share its obligations and rights under the agreement with Luxor with a partner on a 50% basis.  The partner is a privately-owned company called Pioneer Marketing Group, Ltd. (“Pioneer”).  The Participation Agreement requires Buckeye Canada and Pioneer to equally fund Buckeye Canada’s obligations under the Luxor agreement and to participate equally in the interest in the well.  Accordingly, Buckeye Canada and Pioneer will each pay a net 40% of the initial capital costs and earn a 28% interest in any wells drilled by Luxor, as long as Pioneer continues to fund its half of the required amount of expenses.

At the time of the acquisition of Buckeye Canada, Buckeye Canada and Pioneer had paid Luxor an aggregate CDN $305,753 (approximately USD $319,678) in connection with the drilling of the well. The well, located in the Valhalla area of Alberta (“Valhalla Well”), Canada was drilled in July 2011.  On August 2, 2011, Buckeye Canada and Pioneer paid an additional aggregate CDN $351,054 (USD $365,605 to Luxor for the costs to complete the well and acquire surface infrastructure for oil collection.  The well is expected to be completed by the end of August, 2011. Buckeye Canada has now earned its 28% interest in the Valhalla Well.

Buckeye Canada also has the right of first refusal to participate on two additional properties if Luxor determines that it desires to pursue drilling on those properties. If Buckeye Canada exercises this right, it will need to pay 80% of such expenses in exchange for 56% of the revenues.  On July 26, 2011 Buckeye Canada exercised its rights to participate in a second well to be drilled by Luxor.  It is expected that the drilling of the second well will commence in August 2011.

The agreement with Luxor provides for Buckeye Canada to earn its working interest on the entire property and not just on the respective well.  As a result, now that Buckeye Canada has earned-in on the Valhalla property, Buckeye Canada will pay 28% of the capital costs on any new wells drilled on the Valhalla property and earn a 28% working interest.  In other words, on the potentially three properties that are part of the Luxor agreement, Buckeye Canada pays 40% of the capital costs to earn a 28% working interest on the first well but pays 28% of the capital costs to earn a 28% working interest on all subsequent wells drilled on the respective property.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUCKEYE OIL & GAS, INC.

Dated: August 23, 2011	By: /s/ Pol Brisset
Name: Pol Brisset
Title: President, Chief Executive and Operating Officer, and Treasurer, and Director (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, , this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/Pol Brisset Pol Brisset	Director, President, Chief Executive and Operating Officer, and Treasurer (Principal Executive, Financial, and Accounting Officer)	August 23, 2011

/s/ Manny Dhinsa Manny Dhinsa	Director and Secretary	August 23, 2011