Form 10-Q
period 2011-08-31
Buckeye Oil & Gas, Inc.
filed 2011-10-14
CIK 1495648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended August 31, 2011
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from _____________ to _____________
Commission File Number: 333-176729

BUCKEYE OIL & GAS, INC.
(Exact name of registrant as specified in its charter)

Florida	27-2565276
(State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

8275 S. Eastern Avenue, Suite 200
Las Vegas, Nevada 89123
(Address of principal executive offices) (Zip Code)

702-938-0491
(Registrant's telephone number, including area code)

_____________________________________________________________
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
[X] Yes  [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  [  ]         No  []

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [   ]  No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 61,200,000 shares of common stock, $0.0001 par value, were issued and outstanding as of October 13, 2011.

TABLE OF CONTENTS

Page

PART I - Financial Information	3

Item 1. Financial Statements	3
Balance Sheets August 31, 2011 (unaudited), and May 31, 2011	3
Statements of Operations (unaudited) for the three-month periods ended August 31, 2011 and 2010, and for the period from inception on May 11, 2010 to August 31, 2011.	4
Statements of Cash Flows (unaudited) for the three-month periods ended August 31, 2011 and 2010, and for the period from inception on May 11, 2010 to August 31, 2011.	5
Notes to the Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	14
Item 3 Quantitative and Qualitative Disclosures About Market Risk	17
Item 4 Controls and Procedures	18

PART II – Other Information	18

Item 1. Legal Proceedings	18
Item 1A. Risk Factors	18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3. Defaults Upon Senior Securities	18
Item 4. (Removed and Reserved)	18
Item 5. Other Information	18
Item 6. Exhibits	19

Item 1.  Financial Statements.
BUCKEYE OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	August 31,	May 31,
	2011	2011
ASSETS
Current Assets
Cash	$296,003	$2,515
Accounts Receivable	7	−
Prepaid Expenses	1,198	–

Total Current Assets	297,208	2,515

Oil and Gas Property Interests (note 3)	570,094	–

Total Assets	$867,302	$2,515

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	$11,907	$3,125

Total Current Liabilities	11,907	3,125

Long Term Liabilities
Asset Retirement Obligations (note 4)	17,651	–
Total Long Term Liabilities	17,651	–

Total Liabilities	29,558	3,125

Stockholders' Equity (Deficit)
Common Stock, Par Value $.0001 Authorized 500,000,000 shares, 61,200,000 shares issued and outstanding at August 31, 2011 (173,400,000 shares issued at May 31, 2011)	6,120	17,340
Paid-In Capital	864,880	3,660
Deficit Accumulated During Exploration Stage	(33,256)	(21,610)

Total Stockholders' Equity (Deficit)	837,744	(610)

Total Liabilities and Stockholders' Equity	$867,302	$2,515

The accompanying notes are an integral part of these financial statements.

BUCKEYE OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative
			Since
	For the Three Months		May 11, 2010
	Ended		(Inception) to
	August 31,		August 31
	2011	2010	2011
Revenues
Oil and Gas Revenue	$-	$-	$-

Expenses
Professional Fess	5,800	1,077	15,307
Office and Sundry	3,924	–	16,027
Directors’ Fees	1,022	–	1,022
Rent	900	–	900
Total Expenses	(11,646)	1,077	(33,256)
Net Loss from Operations	(11,646)	(1,077)	(33,256)

Net Loss	$(11,646)	$(1,077)	$(33,256)

Basic and Diluted Loss per Share	$(0.00)	$(0.00)

Weighted Average Shares Outstanding (1)	61,747,826	153,000,000

(1)	Reflects the 17:1 forward stock split completed on June 1, 2011.

The accompanying notes are an integral part of these financial statements.

BUCKEYE OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			Cumulative
			Since
			May 11, 2010
	For the Three-Months Ended		(Inception) to
	August 31,		August 31,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(11,646)	$(1,077)	$(33,256)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Change in Operating Assets and Liabilities
Decrease (Increase) In Accounts Receivable	(7)	−	(7)
Decrease (Increase) in Prepaid Expenses	(1,198)	-	(1,198)
Increase (Decrease) in Accounts Payable	8,782	(3,000)	11,907
Net Cash Used in Operating Activities	(4,069)	(4,077)	(22,554)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Oil and Gas Property Interests	(392,604)	-	(392,604)
Cash Acquired on Business Combination	240,161	-	240,161
Net Cash Used in Investing Activities	(152,443)	-	(152,443)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Sale of Common Stock	450,000	-	471,000
Net Cash Provided by Financing Activities	450,000	-	471,000

Net (Decrease) Increase in Cash and Cash Equivalents	293,488	(4,077)	296,003
Cash and Cash Equivalents at Beginning of Period	2,515	9,000	-
Cash and Cash Equivalents at End of Period	$296,003	$4,923	$296,003

The accompanying notes are an integral part of these financial statements.

BUCKEYE OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)
Cumulative
Since
May 11, 2010
	For the Three-Months Ended		(inception) to
	August 31,	August 31,	August 31,
	2011	2010	2011

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING INFORMATION

Shares issued on acquisition of Buckeye Oil & Gas (Canada), Inc. (note 2)	$400,000	$—	$400,000

The accompanying notes are an integral part of these financial statements.

BUCKEYE OIL & GAS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

This summary of accounting policies for Buckeye Oil & Gas, Inc. (an exploration stage company) is presented to assist in understanding the Company's financial statements.  The accompanying financial statements have been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the United States on a going concern basis.  These consolidated financial statements include the accounts of the Company and  its wholly-owned subsidiary, Buckeye Oil & Gas (Canada), Inc..

Organization

Buckeye Oil & Gas, Inc. (an exploration stage company) (the “Company”) was incorporated in the state of Florida on May 11, 2010 under the name Benefit Solutions Outsourcing Corp.

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

On June 2, 2011, Jamie Mills, the principal shareholder of the Company entered into a Stock Purchase Agreement which provided for the sale of his 38,000,000 shares of common stock of the Company (the “Shares”) to Ravi Dhaddey (who purchased 32,900,000 of the Shares) and Pol Brisset (who purchased 5,100,000 of the Shares). Combined, the Shares acquired by Messrs. Dhaddey and Brisset represented, at that time, 65.07% of the issued and outstanding share capital of the Company on a fully-diluted basis.  In connection with such purchase, Mr. Mills cancelled the other 115,000,000 shares in the Company which he had owned.

Effective as of June 2, 2011, in connection with the acquisition of the Shares, Pol Brisset was appointed a director of the Company upon the resignation of Jamie Mills from his positions as the sole officer and director of the Company. The Board of Directors of the Company elected Pol Brisset as President, Chief Executive Officer, Chief Financial Officer and Treasurer and Manny Dhinsa as Secretary and Director.

On June 23, 2011 the Company entered into a Stock Purchase Agreement to acquire all of the issued and outstanding shares of a private Canadian business owned by the Company’s principal executive officer called Buckeye Oil & Gas (Canada) Inc. (“Buckeye Canada”), a company incorporated in Alberta, Canada. The purchase price paid for the shares of Buckeye Canada was $400,000, which was paid by the issuance to Pol Brisset, the Company's principal officer and a director, of 1,000,000 shares of common stock of the Company.  As a result of the acquisition, Buckeye Canada became a wholly-owned subsidiary of the Company.

Nature of Operations

The Company has no products or services as of August 31, 2011.    We are engaged in the acquisition, exploration and if warranted and feasible, the development of exploration of oil and gas properties.  On June 23, 2011, the Company acquired an interest in its first oil and gas property (notes 2 and 3).

BUCKEYE OIL & GAS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of Buckeye Oil & Gas, Inc. and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended May 31, 2011.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended May 31, 2011 has been omitted.  The results of operations for the three-month period ended August 31, 2011 are not necessary indicative of results for the entire year ending May 31, 2012.

Going Concern

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States (GAAP) on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company only recently commenced its oil and gas exploration activities.  The Company has not realized any revenue from its present operations.  During the three-months ended August 31, 2011, the Company incurred a net loss of $11,646.  Since inception on May 11, 2010 the Company has an accumulated deficit of $33,256 to August 31, 2011.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent on its ability to develop its oil and gas properties and ultimately achieve profitable operations and to generate sufficient cash flow from financing and operations to meet its obligations as they become payable. The Company expects that it will need approximately $877,000 to fund its operations during the next twelve months which will include drilling expenses, well completion costs, and the costs associated with maintaining an office.  Current cash on hand is not sufficient to fund operations for the next twelve months.  Management has plans to seek additional capital through private placements and public offering of its common stock in the future.  Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.  Accordingly, no adjustment relating to the recoverability and classification of recorded asset amounts and the classification of liabilities has been made to the accompanying financial statements in anticipation of the Company not being able to continue as a going concern.

Management’s Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the amounts reported in these financial statements and notes. Significant areas requiring the use of estimates relate to accrued liabilities, asset retirement obligation, and the impairment of long-lived assets.  Management believes the estimates utilized in preparing these financial statements are reasonable and prudent and are based on management’s best knowledge of current events and actions the Company may undertake in the future. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

BUCKEYE OIL & GAS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign Currency

The Company has oil and gas property interests in Canada and as a result incurs transactions in Canadian dollars.  The Company translates its Canadian dollar balances to US dollars in the following manner:  assets and liabilities have been translated using the rate of exchange at the balance sheet date.  The Company’s results of operations have been translated using average rates.

Concentration of Credit Risk

The Company has no off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company maintains the majority of its cash balances with one financial institution in the form of a demand deposit.

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. The Company did not have any dilutive instruments outstanding at August 31, 2011.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter

BUCKEYE OIL & GAS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Oil and Gas Property Payments and Exploration Costs

The Company follows the full cost method of accounting for natural gas and oil operations.  Under the full cost method all costs incurred in the acquisition, exploration and development of natural gas and oil reserves are initially capitalized into cost centers on a country-by-country basis. The Company’s current cost center is located in Canada. Such costs include land acquisition costs, geological and geophysical expenditures, carrying charges on non-producing properties, costs of drilling and overhead charges directly related to acquisition, exploration and development activities.

Costs capitalized, together with the costs of production equipment, are depleted and amortized on the unit-of-production method based on the estimated net proved reserves, as determined by independent petroleum engineers.  The Company has adopted revised oil and gas reserve estimation and disclosure requirements. The primary impact of the new disclosures is to conform the definition of proved reserves with the SEC Modernization of Oil and Gas Reporting rules, which were issued by the SEC at the end of 2008. The accounting standards update revised the definition of proved oil and gas reserves to require that the average, first-day-of-the-month price during the 12-month period before the end of the year rather than the year-end price, must be used when estimating whether reserve quantities are economical to produce. This same 12-month average price is also used in calculating the aggregate amount of (and changes in) future cash inflows related to the standardized measure of discounted future net cash flows. The percentage of total reserve volumes produced during the year is multiplied by the net capitalized investment plus future estimated development costs in those reserves.  Costs of acquiring and evaluating unproved properties are initially excluded from depletion calculations. These unevaluated properties are assessed periodically to ascertain whether impairment has occurred. When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion calculations.

Under full cost accounting rules, capitalized costs, less accumulated amortization and related deferred income taxes, shall not exceed an amount (the ceiling) equal to the sum of:  (i) the after tax present value of estimated future net revenues computed by applying current prices of oil and gas reserves to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on currents costs) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions; (ii) the cost of properties not being amortized; and (iii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized.  If unamortized costs capitalized within a cost center, less related deferred income taxes, exceed the ceiling, the excess shall be charged to expense and separately disclosed during the period in which the excess occurs.  Amounts thus required to be written off shall not be reinstated for any subsequent increase in the cost center ceiling.

Impairment of Long-lived Assets

In accordance with ASC 360, Property, Plant and Equipment, long lived assets such as equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount of fair value less costs to sell, and are no longer depreciated.  The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

BUCKEYE OIL & GAS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Asset Retirement Obligations

In accordance with ASC 410, Asset Retirement and Environmental Obligations the fair value of an asset retirement cost, and corresponding liability, should be recorded as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method.  The Company provides for future asset retirement obligations on its oil and natural gas properties based on estimates established by current legislation. The asset retirement obligation is initially measured at fair value and capitalized to capital assets as an asset retirement cost. The asset retirement obligation accretes until the time the asset retirement obligation is expected to settle while the asset retirement cost is amortized over the useful life of the underlying capital assets. The amortization of the asset retirement cost and the accretion of the asset retirement obligation are included in depletion and accretion expense.  Actual asset retirement costs are recorded against the obligation when incurred. Any difference between the recorded asset retirement obligations and the actual retirement costs incurred is recorded as a gain or loss in the period of settlement.

Revenue recognition

Revenue from the production of crude oil and natural gas is recognized when title passes to the customer and when collection of the revenue is reasonably assured.  The Company does not operate the well and is reliant on the well’s operator to market and sell its proportion of oil and gas produced from the well.  The customers take title when the crude oil is transferred to their pipeline or collection facility.

The Company has not recognized any in revenue from its oil and gas exploration activities as of August 31, 2011 but did begin earning revenue from its 28% working interest it has in its Valhalla Property in Alberta, Canada commencing in September, 2011.

NOTE 2 – BUSINESS COMBINATION

On June 23, 2011 the Company entered into a Stock Purchase Agreement to acquire all of the issued and outstanding shares of a private Canadian business owned by the Company’s principal executive officer called Buckeye Oil & Gas (Canada) Inc. (“Buckeye Canada”), a company incorporated in Alberta, Canada. The purchase price paid for the shares of Buckeye Canada was $400,000, which was paid by the issuance to Pol Brisset, the Company's principal officer and a director, of 1,000,000 shares of common stock of the Company.

As a result of the acquisition, Buckeye Canada became a wholly-owned subsidiary of the Company.

The following table shows the allocation of the consideration transferred based on the fair values of the assets and liabilities acquired:

Consideration Transferred
Common shares issued	$400,000
$400,000

Allocation of Consideration Transferred
Oil and gas properties	$159,839
Cash	240,161
$400,000

BUCKEYE OIL & GAS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 3 – OIL AND GAS PROPERTY INTERESTS (Unproven)

	August 31, 2011 (Cumulative)
	Valhalla	Sprit Rycroft
	(unproven)	(unproven)	Total
Property acquisition costs	$345,601	$206,422	$552,023
Geological and geophysical	420	-	420
Asset Retirement Obligation	8,825	8,826	17,651
Total expenditures	$354,846	215,248	570,094

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

At the time of the acquisition of Buckeye Canada, Buckeye Canada had paid Luxor an aggregate CDN $152,876 (USD $159,839) in connection with the drilling of the well. The well, located in the Valhalla area of Alberta (“Valhalla Well”), Canada was drilled in July 2011.  In August 2011, Buckeye Canada paid an additional aggregate CDN $175,527 (USD $185,762) to Luxor for the costs to complete the well and acquire surface infrastructure for oil collection.  The well was completed in August, 2011 and initial production began in September 2011. Buckeye Canada has now earned its 28% interest in the Valhalla Well.

Buckeye Canada also has the right of first refusal to participate on two additional properties if Luxor determines that it desires to pursue drilling on those properties. If Buckeye Canada exercises this right, it will need to pay 80% of such expenses in exchange for 56% of the revenues.  On July 26, 2011 Buckeye Canada exercised its rights to participate in a second well drilled by Luxor.  The second property is called Spirit Rycroft and the well on this property was drilled in August 2011.  The Company paid Luxor an aggregate CDN $202,706 (USD $206,422) for the drilling of the well.  The well was completed in September 2011.  It has not yet been determined when production, if any, will commence on the Spirit Rycroft well.

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

BUCKEYE OIL & GAS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 4 – ASSET RETIREMENT OBLIGATION

As at August 31, 2011 the Company’s asset retirement obligation was comprised of its 28% working interest in the Valhalla and Spirit Rycroft Properties.  The Company has estimated its obligation at $17,651.

NOTE 5 – SHARE CAPITAL

Share Issuances

On August 26, 2011, the Company closed a private placement of 1,800,000 common shares at $0.25 per share for a total offering price of $450,000.  The common shares were offered by the Company pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.   The private placement was fully subscribed to by four non-U.S. persons.

Share Cancellation

In connection with the sale of his 38,000,000 shares of common stock of the Company, the Company’s former principal executive officer returned 115,000,000 common shares to the Company for cancellation.

Stock Split

On May 19, 2011 the Board of Directors and majority shareholder of the Company approved a 17 for one forward stock split of our issued and outstanding common stock.  The stock split became effective at the close of business on June 1, 2011. The forward stock split was distributed to all shareholders of record on March 31, 2011. No cash was paid or distributed as a result of the forward stock split and no fractional shares were issued. There was no change in the par value of our common stock.

NOTE 6 – RELATED PARTY TRANSACTIONS

Effective July 1, 2011 the Company began paying one of its Directors CDN $500 per month to serve on the Board of Directors.  During the three-months ended August 31, 2011 the Company paid $1,047 (CDN $1,000) under this agreement.  Effective September 1, 2011 the Company amended this service agreement.  Under the amended agreement the Company will still pay CDN $500 per month to serve as a director of the Company but commencing September 1, 2011 will also pay an hourly consulting fee based on actual hours worked on behalf of the Company.

Also effective September 1, 2011 the Company entered into a service agreement with Pol Brisset, its principal executive officer.  Under the agreement the Company paid Mr. Brisset CDN $10,000 upon signing and will pay Mr. Brisset CDN $2,500 on a monthly basis.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements of Buckeye Oil & Gas, Inc. (the “Company”), which are included elsewhere in this Form 10-Q.  Certain statements contained in this report, including statements regarding the anticipated development and expansion of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements.  Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For a more detailed listing of some of the risks and uncertainties facing the Company, please see the Form 10-K for the year ended May 31, 2011 filed by the Company with the Securities and Exchange Commission.

All forward-looking statements speak only as of the date on which they are made. The Company undertakes no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

General

We are engaged in the acquisition and exploration of oil and gas properties.

On June 23, 2011 the Company entered into a Stock Purchase Agreement to acquire all of the issued and outstanding shares of a private Canadian business owned by the Company’s principal executive officer called Buckeye Oil & Gas (Canada) Inc. (“Buckeye Canada”), a company incorporated in Alberta, Canada. The purchase price paid for the shares of Buckeye Canada was $400,000, which was paid by the issuance to Pol Brisset, the Company's principal officer and a director, of 1,000,000 shares of common stock of the Company.

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

At the time of the acquisition of Buckeye Canada, Buckeye Canada had paid Luxor an aggregate CDN $152,876 (USD $159,839) in connection with the drilling of the well. The well, located in the Valhalla area of Alberta (“Valhalla Well”), Canada was drilled in July 2011.  In August 2011, Buckeye Canada paid an additional aggregate CDN $175,527 (USD $185,762) to Luxor for the costs to complete the well and acquire surface infrastructure for oil collection.  The well was completed in August, 2011 and initial production began in September 2011. Buckeye Canada has now earned its 28% interest in the Valhalla Well.

Buckeye Canada also has the right of first refusal to participate on two additional properties if Luxor determines that it desires to pursue drilling on those properties. If Buckeye Canada exercises this right, it will need to pay 80% of such expenses in exchange for 56% of the revenues.  On July 26, 2011 Buckeye Canada exercised its rights to participate in a second well drilled by Luxor.  The second property is called Spirit Rycroft and the well on this property was drilled in August 2011.  The Company paid Luxor an aggregate CDN $202,706 (USD $206,422) for the drilling of the well.  The well was completed in September 2011.  It has not yet been determined when production, if any, will commence on the Spirit Rycroft well.

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

Plan of Operations

During the next twelve months, our objective is to continue to fund our agreement with Luxor with the intention of drilling additional wells on the Valhalla or Spirit Rycroft Property or commencing drilling on the third property under our agreement with Luxor.  We are meeting with Luxor on a regular basis to determine the next step in the exploration and development of our properties but it has not yet been determined which property will be drilled next.

Current cash on hand is insufficient for all of the Company’s commitments for the next 12 months. We anticipate that we will require approximately an additional $877,000 to fund our operations. see note above We anticipate that the additional funding that we require will be in the form of equity financing from the sale of our common stock.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional phases of the Exploration program, should we decide to proceed.  We believe that debt financing will not be an alternative for funding any further phases in our Exploration program.  The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated.  We do not have any arrangements in place for any future equity financing.

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

We continue to rely on Luxor to provide their employees and to source appropriate contractors to undertake the drill programs on the properties subject to our agreement with Luxor. We remain focused on keeping the staff levels, which currently consist of our two directors and one officer, at a minimum to conserve capital. Our staffing level does not currently hinder our operations, as outsourcing of necessary operations continues to be the most cost effective and efficient manner of conducting the business of the Company.

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

Oil and Gas Property Interests

Valhalla Property

Under the Farmout Agreement with Luxor the first property drilled was the Valhalla Property located in the Valhalla area of Alberta, Canada.  On July 11, 2011 the Company was informed by Luxor that the well had been drilled to 785 metres and a 9 metre core sample was taken from the primary target Doe Creek formation. Subsequently, the well was cased and cemented, and the drilling rig was released the same day. On July 26, 2011 Luxor requested funds to complete the Valhalla Well.  The completion costs include readying the well for production, installing a single-well oil battery, supplying and installing the well-site equipment which includes the pump, and expanding and improving the road to the property.  As of August 31, 2011 Buckeye Canada has made total cash payments of $345,601 to Luxor in connection with the drilling and completion of the Valhalla Well.

The well was completed in August, 2011 and production began at the end of September 2011.   Final geological results are currently being determined.  The Valhalla Property does not currently contain any assigned resources or reserves of oil or natural gas.  At this time, the possibility of reserves or resources is still being determined.

Spirit Rycroft Property

On July 26, 2011 Buckeye Canada exercised its rights to participate in a second well to be drilled by Luxor.  The second well drilled under the Company’s agreement with Luxor is on the Spirit Rycroft Property.  The drilling of the second well commenced in August 2011.  As of August 31, 2011 Buckeye Canada has made total cash payments of $206,422 to Luxor in connection with the drilling of the Spirit Rycroft Well.

The well was completed in September 2011.  It has not yet been determined when production, if any, will commence on the Spirit Rycroft well.  The Spirit Rycroft Property does not currently contain any assigned resources or reserves of oil or natural gas.

Related Party Transactions

On June 23, 2011 the Company entered into a Stock Purchase Agreement to acquire all of the issued and outstanding shares of a private Canadian business owned by the Company’s principal executive officer called Buckeye Oil & Gas (Canada) Inc. (“Buckeye Canada”), a company incorporated in Alberta, Canada. The purchase price paid for the shares of Buckeye Canada was $400,000, which was paid by the issuance to Pol Brisset, the Company's principal officer and a director, of 1,000,000 shares of common stock of the Company.

As a result of the acquisition, Buckeye Canada became a wholly-owned subsidiary of the Company

Effective July 1, 2011 the Company began paying one of its Directors CDN $500 per month to serve on the Board of Directors.  During the three-months ended August 31, 2011 the Company paid $1,022 (CDN $1,000) under this agreement.  Effective September 1, 2011 the Company amended this service agreement.  Under the amended agreement the Company will still pay CDN $500 per month to serve as a director of the Company but commencing September 1, 2011 will also pay an hourly consulting fee based on actual hours worked on behalf of the Company.

Also effective September 1, 2011 the Company entered into a service agreement with Pol Brisset, its principal executive officer.  Under the agreement the Company paid Mr. Brisset CDN $10,000 upon signing and will pay Mr. Brisset CDN $2,500 on a monthly basis.

Results of Operations

The three-months Ended August 31, 2011 compared to the three-months ended August 31, 2010

Revenues

We did not earn any revenues during the three-months ended August 31, 2011 or 2010.  We do not anticipate earning revenues until such time as we have entered into commercial production of our oil and gas properties.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of natural resources on our properties, or if such resources are discovered, that we will enter into commercial production of our properties.

Operating Expenses

For the three-months ended August 31, 2011 our net loss was $11,646 compared to $1,077 for the three-months ended August 31, 2010.  Expenses have increased in the current period due to legal and filing fees related to the Company becoming registered with the SEC, expenses associated with the change in our business, and to an increased level of regulatory compliance.  For the three-months ended August 31, 2011, the Company incurred $5,800 in professional fees, $3,924 in office costs, $1,022 in directors’ fees, and $900 in rent.  The Company was incorporated on May 11, 2010 and as a result for the three-months ended August 31, 2010 the Company had minimal expenses

Liquidity and capital resources

We had a cash balance of $296,003 and working capital of285,301 at August 31, 2011. We anticipate that we will incur the following expenses over the next twelve months:

•	$48,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.
•	$633,000 for cash calls related to the funding of drill programs under our agreement with Luxor.
•
$36,000 for the payment to our officers and directors. Pursuant to the services agreement with Pol Brisset, our principal executive officer and a director, effective September 1, 2011 we are obligated to pay Mr. Brisset CDN $2,500 on a monthly basis. Pursuant to the amended agreement with Mr. Dhinsa, our secretary and a director, we are to pay Mr. Dhinsa CDN $500 per month to serve as a director of the Company.

Net cash used in operating activities during the three-months ended August 31, 2011 was $4,069 compared to $4,077 during the same period in 2010.  The increase in the net loss to $11,646 in 2011 from $1,077 in 2010 was largely offset by the impact of changes in accounts payable and accrued liabilities.  For the three-months ended August 31, 2011 there was an inflow from accounts payable and accrued liabilities of $8,782 compared to an outflow of $3,000 in 2010.  There was $450,000 received from the sale of common stock in in 2011 while there were no financing activities in 2010.  Investing activities for the three-months ended August 31, 2011 consisted of $392,604 used for the acquisition of oil and gas property interests and $240,161 received upon the acquisition of Buckeye Oil & Gas (Canada), Inc. There were no investing activities in 2010.

On August 26, 2011 the Company closed a private placement of 1,800,000 common shares at $0.25 per share for a total offering price of $450,000.  The common shares were offered by the Registrant pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.   The funds received from this financing will be used to fund the Company’s portion of the Spirit Rycroft well that was drilled in August, 2011.  Even with this financing current cash on hand to fund all of the Company’s requirements under the drill programs currently proposed by Luxor is insufficient.

Going Concern Consideration

Current cash on hand is not sufficient to fund our planned operations over the next twelve months.  Even if the wells drilled on the Valhalla and Spirit Rycroft Properties commence production in the coming months, cash flow from the wells will not be sufficient to fund our planned operations.  We anticipate generating losses and therefore we may be unable to continue operations in the future as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities that could result should we be unable to continue as a going concern.

We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Accordingly, our independent auditors included an explanatory paragraph in their report on the May 31, 2011 financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

Smaller reporting companies are not required to provide the information required by this Item.

Item 4.  Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of August 31, 2011. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.  The Company’s property is not the subject of any pending legal proceedings.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this Item 1A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 26, 2011, the Company closed a private placement of 1,800,000 common shares at $0.25 per share for a total offering price of $450,000.  The common shares were offered by the Company pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.   The private placement was fully subscribed to by four non-U.S. persons.

Item 3. Defaults upon Senior Securities.

None.

Item 4. (Removed and Reserved)

Item 5. Other information.

None.

Item 6. Exhibits.

Exhibit 31 - Certification of Principal Executive and Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32 – Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October13, 2011 BUCKEYE OIL & GAS, INC. By: /s/ Pol Brisset Pol Brisset President, Chief Executive Officer, and Treasurer (Principal Executive, Financial, and Accounting Officer)