Form 10-Q
period 2011-11-30
Buckeye Oil & Gas, Inc.
filed 2012-01-12
CIK 1495648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended November 30, 2011
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 61,200,000 shares of common stock, $0.0001 par value, were issued and outstanding as of January 10, 2012.

Item 1.  Financial Statements.
BUCKEYE OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	November 30,	May 31,
	2011	2011
ASSETS
Current Assets
Cash	$102,460	$2,515
Accounts Receivable	5,784	−
Prepaid Expenses	894	–

Total Current Assets	109,138	2,515
Oil and Gas Property Interests (note 5)	720,935	–

Total Assets	$830,073	$2,515

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	$26,934	$3,125

Total Current Liabilities	26,934	3,125

Long Term Liabilities
Asset Retirement Obligations (note 6)	9,435	–
Total Long Term Liabilities	9,435	–

Total Liabilities	36,369	3,125

Stockholders' Equity (Deficit)
Common Stock, Par Value $.0001
Authorized 500,000,000 shares,
61,200,000 shares issued and outstanding at November 30, 2011
(173,400,000 shares issued at May 31, 2011)	6,120	17,340
Paid-In Capital	864,880	3,660
Deficit Accumulated During Exploration Stage	(77,296)	(21,610)

Total Stockholders' Equity (Deficit)	793,704	(610)

Total Liabilities and Stockholders' Equity	$830,073	$2,515

The accompanying notes are an integral part of these financial statements.

BUCKEYE OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
					Cumulative
					Since
	For the Three Months		For the Six Months		May 11, 2010
	Ended		Ended		(Inception) to
	November 30,		November 30,		November 30
	2011	2010	2011	2010	2011
Revenues
Oil & Gas Revenue	$4,966	$-	$4,966	$-	$4,966

Expenses
Operating Expenses	30,411	–	30,411	–	30,411
Accretion	335	–	335	–	335
Professional Expenses	10,278	1,106	16,078	2,183	25,585
Office and Sundry	6,273	1,278	8,806	1,278	20,909
Rent	300	–	1,200	–	1,200
Management and Directors’ Fees	19,296	–	20,318	–	20,318
Total Expenses	66,893	2,384	77,148	3,461	98,758
Net Loss from Operations	(61,927)	(2,384)	(72,182)	(3,461)	(93,792)

Other Income (Expenses)
Foreign Exchange Gain (Loss)	17,887	–	16,496	–	16,496
Net Other Income (Expenses)	17,887	–	16,496	–	16,496

Net Loss	$(44,040)	$(2,384)	$(55,686)	$(3,461)	$(77,296)

Basic and Diluted
Loss per Share (1)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding (1)	61,200,000	158,910,288	61,475,410	156,177,895

(1)	Reflects the 17:1 forward stock split completed on June 1, 2011.

The accompanying notes are an integral part of these financial statements.

BUCKEYE OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			Cumulative
			Since
			May 11, 2010
	For the Six-Months Ended		(Inception) to
	November 30,		November 30,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(55,686)	$(3,461)	$(77,296)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities
Accretion Expense	335	-	335
Change in Operating Assets and Liabilities
Decrease (Increase) In Accounts Receivable	(5,784)	−	(5,784)
Decrease (Increase) in Prepaid Expenses	(894)	-	(894)
Increase (Decrease) in Accounts Payable	23,809	(3,000)	26,934
Net Cash Used in Operating Activities	(38,220)	(6,461)	(56,705)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Oil and Gas Property Interests	(551,996)	-	(551,996)
Cash Acquired on Business Combination	240,161	-	240,161
Net Cash Used in Investing Activities	(311,835)	-	(311,835)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the Sale of Common Stock	450,000	12,000	471,000
Net Cash Provided by Financing Activities	450,000	12,000	471,000

Net (Decrease) Increase in Cash and Cash Equivalents	99,945	5,539	102,460
Cash and Cash Equivalents at Beginning of Period	2,515	9,000	-
Cash and Cash Equivalents at End of Period	$102,460	$14,539	$102,460

The accompanying notes are an integral part of these financial statements.

BUCKEYE OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)
Cumulative
Since
May 11, 2010
	For the Six-Months Ended		(inception) to
	November 30,	November 30,	November 30,
	2011	2010	2011

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING INFORMATION
Long Term Liabilities - Asset Retirement Obligation	$9,695	$—	$9,695
Shares issued on acquisition of Buckeye Oil & Gas (Canada), Inc. (note 4)	$400,000	$—	$400,000

The accompanying notes are an integral part of these financial statements.

BUCKEYE OIL & GAS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND OPERATIONS AND BASIS OF PRESENTATION

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

On June 2, 2011 Jamie Mills, the principal shareholder of the Company, entered into a Stock Purchase Agreement which provided for the sale of his 38,000,000 shares of common stock of the Company (the “Shares”) to Ravi Dhaddey (who purchased 32,900,000 of the Shares) and Pol Brisset (who purchased 5,100,000 of the Shares). Combined, the Shares acquired by Messrs. Dhaddey and Brisset represented, at that time, 65.07% of the issued and outstanding share capital of the Company on a fully-diluted basis.  In connection with such purchase, Mr. Mills cancelled the other 115,000,000 shares in the Company which he had owned.

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

Nature of Operations

The Company has commended limited production of oil from one of its wells as of November 30, 2011.    We are engaged in the acquisition, exploration and if warranted and feasible, the development of exploration of oil and gas properties.  On June 23, 2011, the Company acquired an interest in its first oil and gas property (notes 4 and 5).

BUCKEYE OIL & GAS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 1 - NATURE OF BUSINESS AND OPERATIONS AND BASIS OF PRESENTATION (Continued)

Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of Buckeye Oil & Gas, Inc. and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended May 31, 2011.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended May 31, 2011 has been omitted.  The results of operations for the six-month period ended November 30, 2011 are not necessary indicative of results for the entire year ending May 31, 2012.

NOTE 2 – ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States (GAAP) on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company only recently commenced its oil and gas exploration activities.  The Company has realized only minimal revenue from its present operations.  During the six-months ended November 30, 2011, the Company incurred a net loss of $55,686.  Since inception on May 11, 2010 the Company has an accumulated deficit of $77,296 to November 30, 2011.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent on its ability to develop its oil and gas properties and ultimately achieve profitable operations and to generate sufficient cash flow from financing and operations to meet its obligations as they become payable. The Company expects that it will need approximately $614,000 to fund its operations during the next twelve months which will include drilling expenses, well completion costs, and the costs associated with maintaining an office.  Current cash on hand is not sufficient to fund operations for the next twelve months.  Management has plans to seek additional capital through private placements and public offering of its common stock in the future.  Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.  Accordingly, no adjustment relating to the recoverability and classification of recorded asset amounts and the classification of liabilities has been made to the accompanying financial statements in anticipation of the Company not being able to continue as a going concern.

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
(Continued)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. The Company did not have any dilutive instruments outstanding at November 30, 2011.

Comprehensive Income

The Company has adopted ASC 220 (formerly SFAS No. 130, “Reporting Comprehensive Income”), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company has disclosed this information on its Statement of Operations. Comprehensive income is comprised of net income (loss) and all changes to capital deficit except those resulting from investments by owners and distribution to owners.

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
(Continued)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

BUCKEYE OIL & GAS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Oil and Gas Property Payments and Exploration Costs (continued)

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

Revenue recognition

Revenue from the production of crude oil and natural gas is recognized when title passes to the customer and when collection of the revenue is reasonably assured.  The Company does not operate its wells and is reliant on the wells’ operator to market and sell its proportion of oil and gas produced from its wells.  The customers take title when the crude oil is transferred to their pipeline or collection facility.

The Company has recognized only minimal revenue from its oil and gas exploration activities as of November 30, 2011.  The Company began earning revenue from its 28% working interest it has in its Valhalla Property in Alberta, Canada commencing in October, 2011.

BUCKEYE OIL & GAS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
NOTE 4 – BUSINESS COMBINATION

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

As a result of the acquisition, Buckeye Canada became a wholly-owned subsidiary of the Company.

The following table shows the allocation of the consideration transferred based on the fair values of the assets and liabilities acquired:

Consideration Transferred
Common shares issued	$400,000
$400,000

Allocation of Consideration Transferred
Oil and gas properties	$159,839
Cash	240,161
$400,000

NOTE 5 – OIL AND GAS PROPERTY INTERESTS (Unproven)

	November 30, 2011 (Cumulative)
	Valhalla	Sprit Rycroft	Total
	(unproven)	(unproven)
Property acquisition costs	$345,601	$365,232	$710,833
Geological and geophysical	406	-	406
Asset Retirement Obligation	4,848	4,848	9,696
Total expenditures	$350,855	370,080	720,935

Farmout and Participation Agreement with Luxor

Buckeye Canada’s sole asset is rights granted pursuant to a May 12, 2011 Farmout and Participation Agreement with Luxor Oil & Gas, Inc. (“Luxor”). Under this agreement Buckeye Canada has agreed to incur 80% of the cost of drilling a well on one of Luxor’s properties in exchange for a 56% working interest in said well. In a separate agreement, on May 16, 2011 Buckeye Canada entered into a Participation Agreement whereby the Company agreed to share its obligations and rights under the agreement with Luxor with a partner on a 50% basis.  The partner is a privately-owned company called Pioneer Marketing Group, Ltd. (“Pioneer”).  The Participation Agreement requires Buckeye Canada and Pioneer to equally fund Buckeye Canada’s obligations under the Luxor agreement and to participate equally in the interest in the well.  Accordingly, Buckeye Canada and Pioneer will each pay a net 40% of the initial capital costs and earn a 28% interest each in any wells drilled by Luxor, as long as Pioneer continues to fund its half of the required amount of expenses.

BUCKEYE OIL & GAS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 5 – OIL AND GAS PROPERTY INTERESTS (Unproven) (continued)

Farmout and Participation Agreement with Luxor (continued)

At the time of the acquisition of Buckeye Canada, Buckeye Canada had paid Luxor an aggregate CDN $152,876 (USD $159,839) in connection with the drilling of the well. The well, located in the Valhalla area of Alberta (“Valhalla Well”), Canada was drilled in July 2011.  In August 2011, Buckeye Canada paid an additional aggregate CDN $175,527 (USD $185,762) to Luxor for the costs to complete the well and acquire surface infrastructure for oil collection.  The well was completed in August, 2011 and initial production began in October 2011. Buckeye Canada has now earned its 28% interest in the Valhalla Well.

Buckeye Canada also has the right of first refusal to participate on two additional properties if Luxor determines that it desires to pursue drilling on those properties. If Buckeye Canada exercises this right, it will need to pay 80% of such expenses in exchange for 56% of the revenues.  On July 26, 2011 Buckeye Canada exercised its rights to participate in a second well drilled by Luxor.  The second property is called Spirit Rycroft and the well on this property was drilled in August 2011.  The Company paid Luxor an aggregate CDN $202,706 (USD $206,422) for the drilling of the well and an additional CDN $162,383 (USD $158,810) for partial completion of the well.  The Company expects the final completion to commence in January 2012.  It has not yet been determined when production, if any, will commence on the Spirit Rycroft well.

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

NOTE 6 – ASSET RETIREMENT OBLIGATION

As at November 30, 2011 the Company’s asset retirement obligation was comprised of its 28% working interest in the Valhalla and Spirit Rycroft Properties.  The Company has estimated its November 30, 2011 obligation at $9,435.

NOTE 7 – SHARE CAPITAL

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

NOTE 7 – SHARE CAPITAL (continued)

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

NOTE 8 – RELATED PARTY TRANSACTIONS

Effective July 1, 2011 the Company began paying one of its Directors CDN $500 per month to serve on the Board of Directors.  During the six-months ended November 30, 2011 the Company paid $2,536 (CDN $3,000) under this agreement.  Effective September 1, 2011 the Company amended this service agreement.  Under the amended agreement the Company will continue to pay CDN $500 per month to serve as a director of the Company but commencing September 1, 2011 will also pay an hourly consulting fee based on actual hours worked on behalf of the Company.  At November 30, 2011 no amounts have been paid under the consulting portion of this agreement.

Also effective September 1, 2011 the Company entered into a service agreement with Pol Brisset, its principal executive officer, requiring a monthly payment of CDN $2,500.  Under the agreement the Company paid Mr. Brisset a $9,961 CDN $10,000 bonus upon signing and has paid Mr. Brisset USD $7,821 (CDN $7,500) for the six-months ended November 30, 2011.

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

At the time of the acquisition by the Company of Buckeye Canada in June 2011, Buckeye Canada had paid Luxor an aggregate CDN $152,876 (USD $159,839) in connection with the drilling of a well. The well, located in the Valhalla area of Alberta (“Valhalla Well”), Canada was drilled in July 2011.  In August 2011, Buckeye Canada paid an additional aggregate CDN $175,527 (USD $185,762) to Luxor for the costs to complete the well and acquire surface infrastructure for oil collection.  The well was completed in August, 2011 and initial production began in October 2011. Buckeye Canada has now earned its 28% interest in the Valhalla Well.

Buckeye Canada also has the right of first refusal to participate on two additional properties if Luxor determines that it desires to pursue drilling on those properties. If Buckeye Canada exercises this right, it will need to pay 80% of such expenses in exchange for 56% of the revenues.  On July 26, 2011 Buckeye Canada exercised its rights to participate in a second well drilled by Luxor.  The second property is called Spirit Rycroft and the well on this property was drilled in August 2011.  The Company paid Luxor an aggregate CDN $202,706 (USD $206,422) for the drilling of the well and an additional CDN $162,383 (USD $158,810) for partial completion of the well.  The Company expects the final completion to commence in January 2012.  It has not yet been determined when production, if any, will commence on the Spirit Rycroft well.

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

Oil and Gas Property Interests

Valhalla Property

Under the Farmout Agreement with Luxor the first property drilled was the Valhalla Property located in the Valhalla area of Alberta, Canada.  On July 11, 2011 the Company was informed by Luxor that the well had been drilled to 785 metres and a 9 metre core sample was taken from the primary target Doe Creek formation. Subsequently, the well was cased and cemented, and the drilling rig was released the same day. On July 26, 2011 Luxor requested funds to complete the Valhalla Well.  The completion costs included readying the well for production, installing a single-well oil battery, supplying and installing the well-site equipment which includes the pump, and expanding and improving the road to the property.  As of November 30, 2011 Buckeye Canada has made total cash payments of $345,601 to Luxor in connection with the drilling and completion of the Valhalla Well.

The well was completed in August, 2011 and oil production from the Valhalla Well commenced in at the end of September 2011. However, due to sand build-up, the well was taken off-line immediately.  A new pump was installed and the well was brought back on-line on October 18, 2011.  Production for October and November has been minimal as production problems related to wax build-up continue to be encountered.  The Company hopes to have an independent reserve report completed by March 2012 but the timing of such a report is dependent upon achieving better production.  The Valhalla Property does not currently contain any assigned resources or reserves of oil or natural gas.

Spirit Rycroft Property

On July 26, 2011 Buckeye Canada exercised its rights to participate in a second well to be drilled by Luxor.  The second well drilled under the Company’s agreement with Luxor is on the Spirit Rycroft Property.  The drilling of the second well commenced in August 2011 and to date the well has been drilled, cased, and perforated.  The Company is expecting the final cash call from Luxor relating to the well completion by January 2012.    The completion of the well will include the installation of a pump and other surface equipment as well as the construction of approximately 2.5 kilometers of pipeline.  The well is expected to be productive with a combination of gas and oil being produced.

As of November 30, 2011 Buckeye Canada has made total cash payments of $365,232 to Luxor in connection with the drilling and partial completion of the Spirit Rycroft Well.  The Company has not yet earned its interest in the Spirit Rycroft property.  Once the pipeline has been constructed and brought on-line, and the Company has funded its portion of the completion steps, the Company will have earned its interest in the property.

It has not yet been determined when production, if any, will commence on the Spirit Rycroft well.  The Spirit Rycroft Property does not currently contain any assigned resources or reserves of oil or natural gas.

Results of Operations

Revenues

The Company has only recognized minimal revenue from its oil and gas exploration activities as of November 30, 2011.  The Company only began earning revenue from its 28% working interest it has in its Valhalla Property in Alberta, Canada in October, 2011.  We recognized $4,996 in revenues during the three and six-months ended November 30, 2011.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of natural resources on our properties, or if such resources are discovered, that we will enter into commercial production of our properties.

Operating Expenses

For the six-months ended November 30, 2011 our net loss was $55,686 compared to $3,461 for the six-months ended November 30, 2010.  Expenses are higher in the current period as the Company’s activities have increased significantly compared to 2010.   The Company began production from its Valhalla Property in October 2011 and as a result has incurred $30,411 in operating expenses for the six-months ended November 30, 2011.  In the current period the Company has incurred expenses due to legal and filing fees related to the Company filing an S-1 registration statement and expenses associated with the change in our business, and to an increased level of regulatory compliance.  For the six-months ended November 30, 2011, the Company incurred $16,078 in professional fees, $8,806 in office costs, $20,318 in management and directors’ fees, and $1,200 in rent.  Additionally, as a result of the Company having transactions denominated in Canadian dollars, the Company recognized a $16,496 foreign exchange gain for the six months ended November 30, 2011.  The Company was incorporated on May 11, 2010 and as a result for the six-months ended November 30, 2010 the Company had minimal expenses.

For the three-months ended November 30, 2011 our net loss was $44,040 compared to $2,384 for the three-months ended November 30, 2010.  Expenses are higher in the current period as the Company’s activities have increased significantly compared to the same period in 2010.   The Company began production from its Valhalla Property in October 2011 and as a result has incurred $30,411 in operating expenses for the three-months ended November 30, 2011.  For the three-months ended November 30, 2011, the Company incurred $10,278 in professional fees, $6,273 in office costs, $19,296 in management and directors’ fees, and $300 in rent.  Additionally, as a result of the Company having transactions denominated in Canadian dollars, the Company recognized a $17,887 foreign exchange gain for the three months ended November 30, 2011. The Company was incorporated on May 11, 2010 and as a result for the three-months ended November 30, 2010 the Company had minimal expenses

Liquidity and capital resources

We had a cash balance of $102,460 and working capital of $82,204 at November 30, 2011. We anticipate that we will incur the following expenses over the next twelve months:

•	$41,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.
•	$536,000 for cash calls related to the funding of drill programs under our agreement with Luxor.
•
$37,000 for the payment to our officers and directors. Pursuant to the services agreement with Pol Brisset, our principal executive officer and a director, effective September 1, 2011 we are obligated to pay Mr. Brisset CDN $2,500 on a monthly basis. Pursuant to the amended agreement with Mr. Dhinsa, our secretary and a director, we are to pay Mr. Dhinsa CDN $500 per month to serve as a director of the Company.

Net cash used in operating activities during the six-months ended November 30, 2011 was $38,220 compared to $6,461 during the same period in 2010.  The increase in the net loss to $55,686 in 2011 from $3,461 in 2010 was partially offset by the impact of changes in accounts payable and accrued liabilities.  For the six-months ended November 30, 2011 there was an inflow from an increase accounts payable and accrued liabilities of $23,809 compared to an outflow of $3,000 in 2010.  Financing activities consisted of $450,000 and $12,000 received from the sale of common stock in in 2011 and 2010 respectively.  Investing activities for the six-months ended November 30, 2011 consisted of $551,996 used for the acquisition of oil and gas property interests and $240,161 received upon the acquisition of Buckeye Oil & Gas (Canada), Inc. There were no investing activities for the year ended May 31, 2010.

In the event that Pioneer does not fund its share of exploration and development costs under its agreement with Buckeye, Buckeye would then be required to fund Pioneer’s portion, in addition to its own, of obligations to Luxor.  As a result, should Pioneer not meet its funding obligations, Buckeye would have to fund an additional 40% (prior to earning-in under the agreement) or 28% (after earning-in under the agreement) of any cash calls that came from Luxor.  Pioneer would then be put into penalty whereby Buckeye would be entitled to recover an amount equaling 300% of any delinquent funding owed from Pioneer before payouts from revenue, if any, would be made to Pioneer.

On August 26, 2011 the Company closed a private placement of 1,800,000 common shares at $0.25 per share for a total offering price of $450,000.  The common shares were offered by the Registrant pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.   The funds received from this financing will be used to fund the completion of the Company’s portion of the Spirit Rycroft well that was drilled in August, 2011.  Even with this financing current cash on hand to fund all of the Company’s requirements under the drill programs currently proposed by Luxor is insufficient.

We anticipate that we will require approximately an additional $614,000 to fund our operations.  The additional funding that we require may be in the form of equity financing from the sale of our common stock.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional phases of the Exploration program, should we decide to proceed.  We believe that debt financing will not be an alternative for funding any further phases in our Exploration program.  The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated.  We do not have any arrangements in place for any future equity financing.

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

Item 4.  Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of November 30, 2011. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 26, 2011, the Company closed a private placement of 1,800,000 common shares at $0.25 per share for a total offering price of $450,000.  The common shares were offered by the Company pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.   The private placement was fully subscribed to by four non-U.S. persons.  The Company expects to use the proceeds for the exploration and development of its property interests acquired under the Luxor Agreement as well as for general working capital purposes.

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

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 10, 2012 BUCKEYE OIL & GAS, INC. By: /s/ Pol Brisset Pol Brisset President, Chief Executive Officer, and Treasurer (Principal Executive, Financial, and Accounting Officer)