Form 10-Q
period 2012-02-29
Buckeye Oil & Gas, Inc.
filed 2012-04-16
CIK 1495648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended February 29, 2012
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from _____________ to _____________
Commission File Number: 000-54452

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 61,500,000 shares of common stock, $0.0001 par value, were issued and outstanding as of April 13, 2012.

Item 1.  Financial Statements.
BUCKEYE OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	February 29,	May 31,
	2012	2011
ASSETS
Current Assets
Cash	$75,387	$2,515
Accounts Receivable	1,122	−
Prepaid Expenses	440	–
Total Current Assets	76,949	2,515

Oil and Gas Property Interests (note 5)	840,823	–

Total Assets	$917,772	$2,515

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	$13,079	$3,125
Total Current Liabilities	13,079	3,125

Long Term Liabilities
Asset Retirement Obligations (note 6)	9,985	–
Total Long Term Liabilities	9,985	–

Total Liabilities	23,064	3,125

Stockholders' Equity (Deficit)
Common Stock, Par Value $.0001
Authorized 500,000,000 shares,
61,500,000 shares issued and outstanding at February 29, 2012
(173,400,000 shares issued at May 31, 2011)	6,150	17,340
Paid-In Capital	1,014,850	3,660
Deficit Accumulated During Exploration Stage	(126,292)	(21,610)
Total Stockholders' Equity (Deficit)	894,708	(610)

Total Liabilities and Stockholders' Equity	$917,772	$2,515

The accompanying notes are an integral part of these financial statements.

BUCKEYE OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
					Cumulative
					Since
	For the Three Months		For the Nine Months		May 11, 2010
	Ended		Ended		(Inception) to
	February 29,		February 29,		February 29
	2012	2011	2012	2011	2012
Revenues
Oil and Gas Revenue	$1,798	$-	$6,764	$-	$6,764

Expenses
Operating Expenses	11,507	–	41,918	–	41,918
Accretion	258	–	593	–	593
Professional Expenses	5,976	600	22,054	2,882	31,561
Office and Sundry	8,754	450	17,560	1,628	29,663
Rent	450	–	1,650	–	1,650
Management and Directors’ Fees	8,845	–	29,163	–	29,163
Total Expenses	35,790	1,050	112,938	4,510	134,548
Net Loss from Operations	(33,992)	(1,050)	(106,174)	(4,510)	(127,784)

Other Income (Expenses)
Foreign Exchange Gain (Loss)	(15,004)	–	1,492	–	1,492
Net Other Income (Expenses)	(15,004)	–	1,492	–	1,492

Net Loss	$(48,996)	$(1,050)	$(104,682)	$(4,510)	$(126,292)

Basic and Diluted
Loss per Share (1)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares
Outstanding (1)	61,246,154	173,400,000	61,399,270	164,834,261

(1)	Reflects the 17:1 forward stock split completed on June 1, 2011.

The accompanying notes are an integral part of these financial statements.

BUCKEYE OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			Cumulative
			Since
			May 11, 2010
	For the Nine-Months Ended		(Inception) to
	February 29,		February 29,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(104,682)	$(4,510)	$(126,292)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities
Accretion Expense	593	-	593
Change in Operating Assets and Liabilities
Decrease (Increase) In Accounts Receivable	(1,122)	−	(1,122)
Decrease (Increase) in Prepaid Expenses	(440)	-	(440)
Increase (Decrease) in Accounts Payable	9,954	(3,000)	13,079
Net Cash Used in Operating Activities	(95,697)	(7,510)	(114,182)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Oil and Gas Property Interests	(671,592)	-	(671,592)
Cash Acquired on Business Combination	240,161	-	240,161
Net Cash Used in Investing Activities	(431,431)	-	(431,431)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the Sale of Common Stock	600,000	12,000	621,000
Net Cash Provided by Financing Activities	600,000	12,000	621,000

Net (Decrease) Increase in Cash and Cash Equivalents	72,872	4,490	75,387
Cash and Cash Equivalents at Beginning of Period	2,515	9,000	-
Cash and Cash Equivalents at End of Period	$75,387	$13,490	$75,387

The accompanying notes are an integral part of these financial statements.

BUCKEYE OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)

Cumulative
Since
May 11, 2010
	For the Nine-Months Ended		(inception) to
	February 29,	February 28,	February 29,
	2012	2011	2012

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING INFORMATION

Long Term Liabilities - Asset Retirement Obligation	$9,695	$—	$9,695
Shares issued on acquisition of Buckeye Oil & Gas (Canada), Inc. (note 4)	$400,000	$—	$400,000

The accompanying notes are an integral part of these financial statements.

BUCKEYE OIL & GAS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND OPERATIONS AND BASIS OF PRESENTATION

Basis of Presentation

This summary of accounting policies for Buckeye Oil & Gas, Inc. (an exploration stage company) is presented to assist in understanding the Company's financial statements.  The accompanying financial statements have been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the United States on a going concern basis.  These consolidated financial statements include the accounts of the Company and  its wholly-owned subsidiary, Buckeye Oil & Gas (Canada), Inc.

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

Effective as of June 2, 2011, in connection with the acquisition of the Shares, Pol Brisset was appointed a director of the Company upon the resignation of Jamie Mills from his positions as the sole officer and director of the Company. The Board of Directors of the Company elected Pol Brisset as President, Chief Executive Officer, Chief Financial Officer and Treasurer and Manny Dhinsa as Secretary and Director.  On April 2, 2012, Manny Dhinsa was replaced as Secretary and Director of the Company by Michal Gnitecki.

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

Nature of Operations

The Company has commended limited production of oil from one of its wells as of February 29, 2012.    We are engaged in the acquisition, exploration and if warranted and feasible, the development of exploration of oil and gas properties.  On June 23, 2011, the Company acquired an interest in its first oil and gas property (notes 4 and 5).

BUCKEYE OIL & GAS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 1 - NATURE OF BUSINESS AND OPERATIONS AND BASIS OF PRESENTATION (Continued)

Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of Buckeye Oil & Gas, Inc. and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended May 31, 2011.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended May 31, 2011 has been omitted.  The results of operations for the three or nine-month periods ended February 29, 2012 are not necessary indicative of results for the entire year ending May 31, 2012.

NOTE 2 – ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States (GAAP) on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company only recently commenced its oil and gas exploration activities.  The Company has realized only minimal revenue from its present operations.  During the nine-months ended February 29, 2012, the Company incurred a net loss of $104,682.  Since inception on May 11, 2010 the Company has an accumulated deficit of $126,292 to February 29, 2012.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent on its ability to develop its oil and gas properties and ultimately achieve profitable operations and to generate sufficient cash flow from financing and operations to meet its obligations as they become payable. The Company expects that it will need approximately $583,000 to fund its operations during the next twelve months which will include drilling expenses, well completion costs, and the costs associated with maintaining an office.  Current cash on hand is not sufficient to fund operations for the next twelve months.  Management has plans to seek additional capital through private placements and public offering of its common stock in the future.  Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.  Accordingly, no adjustment relating to the recoverability and classification of recorded asset amounts and the classification of liabilities has been made to the accompanying financial statements in anticipation of the Company not being able to continue as a going concern.

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

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. The Company did not have any dilutive instruments outstanding at February 29, 2012 or 2011.

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

The Company has recognized only minimal revenue from its oil and gas exploration activities as of February 29, 2012.  The Company began earning revenue from its 28% working interest it has in its Valhalla Property in Alberta, Canada commencing in October, 2011.

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

As a result of the acquisition, Buckeye Canada became a wholly-owned subsidiary of the Company.

The following table shows the allocation of the consideration transferred based on the fair values of the assets and liabilities acquired:

Consideration Transferred
Common shares issued	$400,000
$400,000

Allocation of Consideration Transferred
Oil and gas properties	$159,839
Cash	240,161
$400,000

NOTE 5 – OIL AND GAS PROPERTY INTERESTS (Unproven)

	February 29, 2012 (Cumulative)
	Valhalla	Sprit Rycroft	Total
	(unproven)	(unproven)
Property acquisition costs	$345,601	$485,120	$830,721
Geological and geophysical	406	-	406
Asset Retirement Obligation	4,848	4,848	9,696
Total expenditures	$350,855	489,968	840,823

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 5 – OIL AND GAS PROPERTY INTERESTS (Unproven) (continued)

Farmout and Participation Agreement with Luxor (continued)

At the time of the acquisition of Buckeye Canada, Buckeye Canada had paid Luxor an aggregate CDN $152,876 (USD $159,839) in connection with the drilling of the well. The well, located in the Valhalla area of Alberta (“Valhalla Well”), Canada was drilled in July 2011.  In August 2011, Buckeye Canada paid an additional aggregate CDN $175,527 (USD $185,762) to Luxor for the costs to complete the Valhalla Well and acquire surface infrastructure for oil collection.  The Valhalla Well was completed in August, 2011 and initial production began in October 2011. Due to water accumulation issues, the Valhalla Well has had only limited production and is currently shut in.  Buckeye Canada has now earned its 28% interest in the Valhalla Well as well as the entire property on which the Valhalla Well is located.

Buckeye Canada also has the right of first refusal to participate on two additional properties if Luxor determines that it desires to pursue drilling on those properties. If Buckeye Canada exercises this right, it will need to pay 80% of such expenses in exchange for 56% of the revenues.  On July 26, 2011 Buckeye Canada exercised its rights to participate in a second well drilled by Luxor.  The second property is called Spirit Rycroft and the well on this property was drilled in August 2011 (the “SR Well”).  The Company paid Luxor an aggregate CDN $202,706 (USD $206,422) for the drilling of the SR Well and an additional CDN $162,383 (USD $158,810) for partial completion of the well.  In February 2012, the Company paid CDN $119,540 (USD $119,888) for the construction of a pipeline to tie-in the SR Well to local infrastructure.  The Company expects the final completion, which will include the acquisition of surface equipment, to occur at the end of April 2012.  It has not yet been determined when production, if any, will commence on the SR Well.

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

NOTE 6 – ASSET RETIREMENT OBLIGATION

As at February 29, 2012 the Company’s asset retirement obligation was comprised of its 28% working interest in the Valhalla and SR wells.  The Company has estimated its February 29, 2012 obligation at $9,985 which includes $593 in accretion expense.

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

On February 15, 2012, the Company closed a private placement of 300,000 common shares at $0.50 per share for a total offering price of $150,000. The common shares were offered by the Company pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended. The private placement was fully subscribed to by two non-U.S. persons.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

Effective July 1, 2011 the Company began paying one of its Directors, Manny Dhinsa, CDN $500 per month to serve on the Board of Directors.  During the nine-months ended February 29, 2012 the Company paid $4,010 (CDN $4,500) under this agreement.  Effective September 1, 2011 the Company amended this service agreement.  Under the amended agreement the Company will continue to pay CDN $500 per month to serve as a director of the Company but commencing September 1, 2011 will also pay an hourly consulting fee based on actual hours worked on behalf of the Company.  At February 29, 2012 no amounts have been paid under the consulting portion of this agreement.

As a result of Mr. Dhinsa not being available to fulfill his obligations under his service agreement, effective April 2, 2012 Mr. Dhinsa was removed as secretary and director of the Company.

Also effective as of April 2, 2012, Michal Gnitecki was appointed as Secretary and a director of the Company and will be compensated at CDN $500 per month to serve as secretary and director.

Effective September 1, 2011 the Company entered into a service agreement with Pol Brisset, its principal executive officer, requiring a monthly payment of CDN $2,500.  Under the agreement the Company paid Mr. Brisset a $9,961 CDN $10,000 bonus upon signing and has paid Mr. Brisset USD $15,192 (CDN $15,000) for the nine-months ended February 29, 2012.

In addition, the Company has engaged a privately-owned web design firm to develop the Company’s web site.  Mr. Brisset is the controlling shareholder of the web design firm.  During the nine-months ended February 29, 2012 the Company paid this firm $6,345 for services related to the design and development of the Company’s web site.

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

Through Buckeye Canada, the Company’s sole asset is rights granted pursuant to a May 12, 2011 Farmout and Participation Agreement with Luxor Oil & Gas, Inc. (“Luxor”). Under this agreement Buckeye Canada has agreed to incur 80% of the cost of drilling a well on one of Luxor’s properties in exchange for a 56% working interest in said well. In a separate agreement, on May 16, 2011 Buckeye Canada entered into a Participation Agreement whereby the Company agreed to share its obligations and rights under the agreement with Luxor with a partner on a 50% basis.  The partner is a privately-owned company called Pioneer Marketing Group, Ltd. (“Pioneer”).  The Participation Agreement requires Buckeye Canada and Pioneer to equally fund Buckeye Canada’s obligations under the Luxor agreement and to participate equally in the interest in the well.  Accordingly, Buckeye Canada and Pioneer will each pay a net 40% of the initial capital costs and earn a 28% interest each in any wells drilled by Luxor, as long as Pioneer continues to fund its half of the required amount of expenses.  Buckeye Canada also has the right of first refusal to participate on two additional properties if Luxor determines that it desires to pursue drilling on those properties. If Buckeye Canada exercises this right, it will need to pay 80% of such expenses in exchange for 56% of the revenues.

The agreement with Luxor provides for Buckeye Canada to earn its working interest on the entire property and not just on the respective well.  As a result, once Buckeye Canada has earned-in on a respective property under the Luxor agreement, Buckeye Canada will pay 28% of the capital costs on any new wells drilled on the respective property and earn a 28% working interest.  In other words, on the potentially three properties that are part of the Luxor agreement, Buckeye Canada pays 40% of the capital costs to earn a 28% working interest on the first well but pays 28% of the capital costs to earn a 28% working interest on all subsequent wells drilled on the respective property.

To date, Buckeye Canada has earned its rights under the Farmout and Participation Agreement with Luxor on the Valhalla property.  Additionally, the Company has funded its portion of the costs on a second property called Spirit Rycroft but has not yet earned its interest.  Buckeye Canada will earn its interest on the Spirit Rycroft once the final completion costs, which will include the acquisition of surface equipment, have been paid which is expected to happen by the end of April 2012.

Plan of Operations

During the next twelve months, our objective is to continue to fund our agreement with Luxor with the intention of drilling additional wells on either the Valhalla or Spirit Rycroft properties or commencing drilling on the third property under our agreement with Luxor.  We are meeting with Luxor on a regular basis to determine the next step in the exploration and development of our properties but it has not yet been determined which property will be drilled next.

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

Oil and Gas Property Interests

Valhalla Property

Under the Farmout Agreement with Luxor the first property drilled was the Valhalla Property located in the Valhalla area of Alberta, Canada (the “Valhalla Well”).  On July 11, 2011 the Company was informed by Luxor that the Valhalla Well had been drilled to 785 metres and a 9 metre core sample was taken from the primary target Doe Creek formation. Subsequently, the Valhalla Well was cased and cemented, and the drilling rig was released the same day. On July 26, 2011 Luxor requested funds to complete the Valhalla Well.  The completion costs included readying the well for production, installing a single-well oil battery, supplying and installing the well-site equipment which included the pump, and expanding and improving the road to the property.  As of February 29, 2012 Buckeye Canada has made total cash payments of $345,601 to Luxor in connection with the drilling and completion of the Valhalla Well.

The Valhalla Well was completed in August, 2011 and oil production from the Valhalla Well commenced at the end of September 2011. However, due to sand build-up, the well was taken off-line immediately.  A new pump was installed and the well was brought back on-line on October 18, 2011.  Production since October has been minimal as production problems relating to water build-up continue to be encountered and currently the Valhalla Well is shut in.  Buckeye Canada has now earned its 28% interest in the Valhalla Well as well as the entire property on which the Valhalla Well is located.  The Valhalla Property does not currently contain any assigned resources or reserves of oil or natural gas.

Spirit Rycroft Property

On July 26, 2011 Buckeye Canada exercised its rights to participate in a second well to be drilled by Luxor.  The second well drilled under the Company’s agreement with Luxor is on the Spirit Rycroft Property (the “SR Well”).  The drilling of the SR Well commenced in August 2011 and to date the well has been drilled, cased, and perforated and the construction of a pipeline to tie-in the SR Well to local infrastructure has also been completed.

As of February 29, 2012 Buckeye Canada has made total cash payments of $485,120 to Luxor in connection with the drilling and partial completion of the SR Well. The Company expects the final completion to occur in April 2012 which will include the acquisition of surface equipment.  Once the Company has funded its portion of the final completion, it will have earned its interest on the SR Well and the property on which it is located.  It has not yet been determined when production, if any, will commence on the SR Well. The Spirit Rycroft Property does not currently contain any assigned resources or reserves of oil or natural gas.

Results of Operations

Revenues

The Company has only recognized minimal revenue from its oil and gas exploration activities as of February 29, 2012.  The Company only began earning revenue from its 28% working interest it has in its Valhalla Property in Alberta, Canada in October, 2011.  We recognized $1,798 and $6,764 respectively in revenues during the three and nine-months ended February 29, 2012.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of natural resources on our properties, or if such resources are discovered, that we will enter into commercial production of our properties.

Operating Expenses

For the three-months ended February 29, 2012 our net loss was $48,996 compared to $1,050 for the three-months ended February 28, 2011.  Expenses are higher in the current period as the Company’s activities have increased significantly compared to the same period in 2011.   The Company began production from its Valhalla Property in October 2011 and as a result has incurred $11,507 in operating expenses for the three-months ended February 29, 2012.  For the three-months ended February 29, 2012, the Company also incurred $5,976 in professional fees, $8,754 in office costs, $8,845 in management and directors’ fees, and $450 in rent.  Additionally, as a result of the Company having transactions denominated in Canadian dollars, the Company recognized a $15,004 foreign exchange loss for the three months ended February 29, 2012. The Company was incorporated on May 11, 2010 and as a result for the three-months ended February 28, 2011 the Company had minimal expenses

For the nine-months ended February 29, 2012 our net loss was $104,682 compared to $4,510 for the nine-months ended February 28, 2011.  Expenses are higher in the current period as the Company’s activities have increased significantly compared to 2011.   The Company began production from its Valhalla Property in October 2011 and as a result has incurred $41,918 in operating expenses for the nine-months ended February 29, 2012.  In the current period the Company has also incurred expenses due to legal and filing fees related to the Company filing an S-1 registration statement and expenses associated with the change in our business, and to an increased level of regulatory compliance.  For the nine-months ended February 29, 2012, the Company incurred $22,054 in professional fees, $17,560 in office costs, $29,163 in management and directors’ fees, and $1,650 in rent.  Additionally, as a result of the Company having transactions denominated in Canadian dollars, the Company recognized a $1,492 foreign exchange gain for the nine months ended February 29, 2012.  The Company was incorporated on May 11, 2010 and as a result for the nine-months ended February 28, 2011 the Company had minimal expenses.

Liquidity and capital resources

We had a cash balance of $75,387 and working capital of $63,870 at February 29, 2012. We anticipate that we will incur the following expenses over the next twelve months:

•	$41,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.
•	$505,000 for cash calls related to the funding of drill programs under our agreement with Luxor.
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

Net cash used in operating activities during the nine-months ended February 29, 2012 was $95,697 compared to $7,510 during the same period in 2011.  The increase in the net loss to $104,682 in 2012 from $4,510 in 2011 was partially offset by the impact of changes in accounts payable and accrued liabilities.  For the nine-months ended February 29, 2012 there was an inflow from an increase accounts payable and accrued liabilities of $9,954 compared to an outflow of $3,000 in 2010.  Financing activities consisted of $600,000 and $12,000 received from the sale of common stock in in 2012 and 2011 respectively.  Investing activities for the nine-months ended February 29, 2012 consisted of $671,592 used for the acquisition of oil and gas property interests and $240,161 received upon the acquisition of Buckeye Oil & Gas (Canada), Inc. There were no investing activities for the nine-months ended February 28, 2011.

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

On August 26, 2011 the Company closed a private placement of 1,800,000 common shares at $0.25 per share for a total offering price of $450,000 and on February 15, 2012, the Company closed a private placement of 300,000 common shares at $0.50 per share for a total offering price of $150,000.  The common shares were offered by the Company pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.   The funds received from these financings will be used to fund the completion of the Company’s portion of the Spirit Rycroft well that was drilled in August, 2011.  Even with these financings current cash on hand to fund all of the Company’s requirements under the drill programs currently proposed by Luxor is insufficient.

We anticipate that we will require approximately an additional $583,000 to fund our operations.  The additional funding that we require may be in the form of equity financing from the sale of our common stock.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional phases of the Exploration program, should we decide to proceed.  We believe that debt financing will not be an alternative for funding any further phases in our Exploration program.  The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated.  We do not have any arrangements in place for any future equity financing.

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

Item 4.  Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of February 29, 2012. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

On February 15, 2012, the Company closed a private placement of 300,000 common shares at $0.50 per share for a total offering price of $150,000. The common shares were offered by the Company pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended. The private placement was fully subscribed to by two non-U.S. persons.  The Company expects to use the proceeds for the exploration and development of its property interests acquired under the Luxor Agreement as well as for general working capital purposes.

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

Date: April 13, 2012 BUCKEYE OIL & GAS, INC. By: /s/ Pol Brisset Pol Brisset President, Chief Executive Officer, and Treasurer (Principal Executive, Financial, and Accounting Officer)