Form 10-K
period 2012-05-31
Buckeye Oil Gas, Inc.
filed 2012-08-30
CIK 1495648

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as November 30, 2011 was approximately $0.

The number of shares of the issuer’s common stock issued and outstanding as of August 29, 2012 was 61,750,000 shares.

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

Drilling: The using of a rig and crew for the drilling, suspension, production testing, capping, plugging and abandoning, deepening plugging back, sidetracking, re-drilling or reconditioning of a well.

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

PART I
Item 1.                      Description of Business

Buckeye Oil & Gas, Inc. (formerly Benefits Solutions Outsourcing Corp.) (the "Company") is a development stage company, incorporated in the State of Florida on May 11, 2010. The Company was formed to offer small and medium-sized businesses services that reduced invoicing expenses, sped up receipt of monies, and allowed authorization and recovery of paper drafts.

On May 19, 2011 the Board of Directors and majority shareholder of the Company approved a change to the Company’s Articles of Incorporation which affected a 17 for 1 forward stock split of our issued and outstanding common stock, changed the name of the company to “Buckeye Oil & Gas, Inc.”, and changed the business of the Company to oil and gas exploration.  The changes became effective at the close of business on June 1, 2011. The forward stock split was distributed to all shareholders of record on March 31, 2011. No cash was paid or distributed as a result of the forward stock split and no fractional shares were issued.  There was no change in the par value of our common stock.

On June 2, 2011, Jamie Mills, the principal shareholder of the Company entered into a Stock Purchase Agreement which provided for the sale of his 38,000,000 shares of common stock of the Company (the “Shares”) to Ravi Dhaddey (who purchased 32,900,000 of the Shares) and Pol Brisset (who purchased 5,100,000 of the Shares). Combined, the Shares acquired by Messrs. Dhaddey and Brisset represented 65.07% of the issued and outstanding share capital of the Company on a fully-diluted basis at that time.  In connection with such purchase, Mr. Mills cancelled the other 115,000,000 shares in the Company which he had owned.

Effective as of June 2, 2011, in connection with the acquisition of the Shares, Pol Brisset was appointed a director of the Company upon the resignation of Jamie Mills from his positions as the sole officer and director of the Company. The Board of Directors of the Company then elected Pol Brisset as President, Chief Executive Officer, Chief Financial Officer and Treasurer.

On June 23, 2011 the Company entered into a Stock Purchase Agreement to acquire all of the issued and outstanding shares of Buckeye Oil & Gas (Canada) Inc., a private Canadian company incorporated in Alberta, Canada and owned by the Company’s principal executive officer (“Buckeye Canada”).. The purchase price paid for the shares of Buckeye Canada was $400,000, which was paid by the issuance to Pol Brisset, the Company’s principal officer and a director, of 1,000,000 shares of common stock of the Company.  As a result of the acquisition, Buckeye Canada became a wholly-owned subsidiary of the Company.  Buckeye Canada’s sole asset is rights granted pursuant to a Farmout and Agreement (“Farmout Agreement”) with Luxor Oil & Gas, Inc. (“Luxor”).  Under the Farmout Agreement, Buckeye Canada has agreed to incur 80% of the cost of drilling a well on one of Luxor’s properties in exchange for a 56% working interest in said well.  On May 16, 2011 Buckeye Canada entered into a participation agreement (“Participation Agreement”) whereby Buckeye Canada agreed to share its obligations and rights under the Farmout Agreement with Pioneer Marketing Group, Ltd., a privately owned Canadian company (“Pioneer”).  The Participation Agreement requires Buckeye Canada and Pioneer to equally fund Buckeye Canada’s obligations under the Luxor Farmout Agreement and to participate equally in the working interest in the well.

Accordingly, Buckeye Canada and Pioneer will each pay a net 40% of the initial capital costs and earn a 28% interest in any wells drilled by Luxor, as long as Pioneer continues to fund its half of the required expenses.

Business Operations

Buckeye Oil & Gas Inc. is principally a company engaged in the acquisition and exploration of oil and gas properties.  The Company currently has earned a 28% working interest in two properties located in Alberta, Canada.

Farmout and Participation Agreement with Luxor

Buckeye Canada’s sole asset is rights granted pursuant to a May 12, 2011 Farmout Agreement with Luxor. Under this agreement Buckeye Canada has agreed to incur 80% of the cost of drilling a well on one of Luxor’s properties in exchange for a 56% working interest in said well. In a separate agreement, on May 16, 2011 Buckeye Canada entered into a Participation Agreement whereby the Company agreed to share its obligations and rights under the agreement with Luxor with Pioneer on a 50% basis.  The Participation Agreement requires Buckeye Canada and Pioneer to equally fund Buckeye Canada’s obligations under the Luxor Farmout Agreement and to participate equally in the interest in the well.  Accordingly, Buckeye Canada and Pioneer will each pay a net 40% of the initial capital costs and earn a 28% interest in any wells drilled by Luxor, as long as Pioneer continues to fund its half of the required amount of expenses.

In the event that Pioneer does not fund its share of exploration and development costs under its agreement with Buckeye, Buckeye would then be required to fund Pioneer’s portion, in addition to its own obligations to Luxor.  As a result, should Pioneer not meet its funding obligations, Buckeye would have to fund an additional 40% (prior to earning-in under the agreement) or 28% (after earning-in under the agreement) of any cash calls that came from Luxor.  Pioneer would then be put into penalty whereby Buckeye would be entitled to recover an amount equaling 300% of any delinquent funding owed from Pioneer before payouts from revenue, if any, would be made to Pioneer.

Pioneer is owned equally by Brian Uppal, Terry Uppal, Paul Uppal, and Anthony Praill.  Each of these four shareholders of Pioneer are also minority shareholders of the Company. Although there is no arrangement among said individuals regarding their interest in the Company, in the aggregate these four persons hold approximately 14% of our issued and outstanding shares

The first well drilled under the Farmout Agreement is located in the Valhalla area of Alberta (“Valhalla Well”), Canada and was drilled in July 2011.  The Valhalla Well was completed in August, 2011 and oil production from the Valhalla Well commenced at the end of September 2011. However, due to sand build-up, the well was taken off-line immediately.  A new pump was installed and the well was brought back on-line on October 18, 2011.  Production since October has been minimal as production problems relating to water build-up continue to be encountered and currently the Valhalla Well is shut in and is not currently producing.  Buckeye Canada has now earned its 28% interest in the Valhalla Well as well as the entire property on which the Valhalla Well is located.  The Valhalla Property does not currently contain any assigned resources or reserves of oil or natural gas.

Buckeye Canada also has the right of first refusal to participate on two additional properties if Luxor determines that it desires to pursue drilling on those properties. If Buckeye Canada exercises this right, it will need to pay 40% of such expenses in exchange for a 28% working interest, subject to Pioneer paying its half of the costs.  On July 26, 2011 Buckeye Canada exercised its rights to participate in a second well to be drilled by Luxor.  The second well drilled under the Company’s agreement with Luxor is on the Spirit Rycroft Property (the “SR Well”).    The drilling of the SR Well commenced in August, 2011 and was brought on-line in April 2012 after the completion of the construction of a 2.5 kilometer pipeline.  The well is currently producing small quantities of gas, oil and liquids along with significant amounts of water.  The Company is hoping that the water content will decrease and the gas, oil and liquid content will increase.  However, it is not known at this time if the gas, oil and liquid content will rise to a significant enough level to operate the SR Well in the future.  The gas, oil and other liquids being produced at this time are not significant.  The Spirit Rycroft Property does not currently contain any assigned resources or reserves of oil or natural gas.

The agreement with Luxor provides for Buckeye Canada to earn its working interest on the entire respective property where a well is located and not just on the respective well.  As a result, now that Buckeye Canada has earned its interest in the Valhalla Well and the SR Well, we have earned-in on the whole Valhalla and Spirit Rycroft Properties.  Buckeye Canada will now pay 28% of the capital costs on any new wells drilled on either of the Valhalla or Spirit Rycroft Properties and earn a 28% working interest.  The drilling of any future wells on either property will be determined in conjunction with Luxor.

In summary, on the potentially three properties that are part of the Luxor agreement, Buckeye Canada initially pays 40% of the capital costs to earn a 28% working interest on the first well drilled on the respective property but will pay 28% of the capital costs to earn a 28% working interest on all subsequent wells drilled on the respective property.

Neither the Valhalla nor the Spirit Rycroft Properties currently contain any assigned resources or reserves of oil or natural gas. Production from both properties has not been significant to date.

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

Government Regulation

Development, production and sale of oil and natural gas in Canada are subject to extensive laws and regulations, including environmental laws and regulations.  The oil and gas properties in which the Company has an interest are owned by the Province of Alberta and are managed by the Department of Energy of Alberta.  We may be required to make large expenditures to comply with environmental and other governmental regulations.  In Alberta, the legislated mandate for the responsible development of the Province’s oil and gas resources is set out in the Mines and Minerals Act that provides the Minister with the responsibility for the exploration, development, management and conservation of non-renewable resources. The Oil Sands Conservation Act establishes a regulatory regime and scheme of approvals for the development of oil sands resources and related facilities in Alberta. Matters subject to regulation include:

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

Subsidiaries

We have one wholly-owned subsidiary, Buckeye Oil & Gas (Canada), Inc. which is incorporated in the province of Alberta, Canada.

Item 1A.                      Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the following factors and other information in this prospectus before deciding to invest in our company. If any of the following risks actually occur, our business, financial condition, results of operations and prospects for growth would likely suffer. As a result, you could lose all or part of your investment.

Risk Factors Relating to Our Company

1.
Our independent auditor has issued a going concern opinion after auditing our May 31, 2012 financial statements.  Our ability to continue is dependent on our ability to raise additional capital and our operations could be curtailed if we are unable to obtain required additional funding when needed.

We will be required to expend substantial amounts of working capital in order to continue to explore and develop the properties subject to our agreement with Luxor.  Our operations to date were funded entirely from capital raised from our private offering of securities from May 2010 through April 2012. We will continue to require additional financing to execute our business strategy.  We are currently totally dependent on external sources of financing for the foreseeable future, of which we have no commitments. Our failure to raise additional funds in the future will adversely affect our business operations, and may require us to suspend our operations, which in turn may result in a loss to the purchasers of our common stock. We are entirely dependent on our ability to attract and receive additional funding from either the sale of securities or outside sources such as private investment or a strategic partner. We currently have no firm agreements or arrangements with respect to any such financing and there can be no assurance that any needed funds will be available to us on acceptable terms or at all. The inability to obtain sufficient funding of our operations in the future could restrict our ability to grow and reduce our ability to continue to conduct business operations. As of May 31, 2012, we incurred a net loss of $193,327 from inception and used cash in operations from inception of $147,212.  After auditing our May 31, 2012 financial statements, our independent auditor issued a going concern opinion and our ability to continue is dependent on our ability to raise additional capital. If we are unable to obtain necessary financing, we will likely be required to curtail our development plans which could cause us to become dormant. Any additional equity financing may involve substantial dilution to our then existing stockholders.

2.
We are an exploration stage company, with limited operating history in oil and gas exploration and we have focused primarily on establishing our operations, all of which raises substantial doubt as to our ability to successfully develop profitable business operations and makes an investment in our common shares very risky.

We are an oil and gas exploration stage company and we have not yet produced any significant amounts of oil or gas.  Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a business in the oil and natural gas industries. We have yet to generate any significant revenues from operations and have been focused on organizational, start-up, property acquisition, and fund raising activities. Since we have not generated any revenues, we will have to raise additional capital to fund our operations for the next twelve months, which we may do through loans from existing shareholders, the sale of our equity securities or a strategic arrangement with a third party in order to continue our business operations.  There is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including:

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

To achieve profitable operations, we must, alone or with others, successfully execute on the factors stated above.  If we are not successful in executing any of the above stated factors, our business will not be profitable and may never even generate any revenue, which make our common stock a less attractive investment and may harm the trading of our common stock, if a market ever develops.

3.
The field of oil and gas exploration is difficult to predict because of technological advancements and market factors, which factors our management may not correctly assess and it may make it difficult for investors to sell their our common stock.

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

4.
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

Cash on hand is insufficient to fund our anticipated operating needs of approximately $463,000 for the next twelve months. As we have no plan to generate revenue unless and until our exploration program is successful in finding productive wells, we will require substantial additional capital to fund our operations for the next twelve months and in order to explore our properties which have not had any production of oil or natural gas, as well as for the future acquisition and/or development of other properties.  Because we currently do not have any cash flow from operations we need to raise additional capital, which may be in the form of loans from current shareholders and/or from public and private equity offerings.  Our ability to access capital will depend on our success in participating in properties that are successful in exploring for and producing oil and gas at profitable prices.  It will also be dependent upon the status of the capital markets at the time such capital is sought.  Should sufficient capital not be available, the development of our business plan could be delayed and, accordingly, the implementation of our business strategy would be adversely affected. In such event it would not be likely that investors would obtain a profitable return on their investments or a return of their investments at all.

5.
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

6.
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

7.
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

8.	The oil and natural gas business involves numerous uncertainties and operating risks that can prevent us from realizing profits and can cause substantial losses.

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

9.
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

Luxor is the operator of the Company’s properties and as such is responsible for locating drill rigs and other operating equipment.  Shortages or an increase in cost of drilling rigs, equipment, supplies or personnel could delay or interrupt our operations and could negatively impact our financial condition and results of operations.  Drilling activity in the geographic areas in which we conduct drilling activities may increase, which would lead to increases in associated costs, including those related to drilling rigs, equipment, supplies and personnel and the services and products of other vendors to the industry.  Increased drilling activity in these areas may also decrease the availability of rigs.  Therefore, our drilling and other costs may increase further and necessary equipment and services may not be available to us at economical prices.

10.	We are subject to complex laws and regulations, including environmental regulations, which can significantly increase our costs and possibly force our operations to cease.

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

11.	The potential profitability of oil and gas ventures depends upon various factors beyond the control of our company, which may materially affect our financial performance.

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

Our agreement with Luxor requires us to fund our proportion of the capital costs on the properties.  If we do not continue to make the capital payments as they are requested then we may lose our interest in that property or fall into a penalty situation on the respective property.  Alberta law provides for penalty provisions when a company that has earned an interest in a property fails to pay its proportion of capital costs.  In general, the penalty provisions allow the operator to recover up to 300% of the delinquent capital payments before any revenue form the well subject to the penalty is paid out to the delinquent party.  If we fail to make a capital payment prior to earning its interest the Company may lose its interest in the respective property.

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

15.
Since one of our directors, is a geologist and works for an environmental consulting company which may deal with natural resource exploration companies, his other activities for this other companies may involve a conflict of interest with regard to  business opportunities to our Company.

Our officers and directors are not required to work exclusively for us.   Mr. Michal Gnitecki, our secretary and one of our directors, works full-time for an environmental consulting firm.  Therefore, it is possible that a conflict of interest with regard to him presenting business opportunities to our Company may occur.  Also, due to the competitive nature of the exploration business, the potential exists for conflicts of interest to occur from time to time that may adversely affect our business interests. Mr. Gnitecki may have a conflict of interest in helping us identify and obtain rights to properties, personnel, investments or other business opportunities that the environmental company for which he consults may  have an interest or a client with an interest.  As a result, a business opportunity that may benefit our business may not be brought to our attention as that opportunity may be presented to other companies.

16.
Since our directors works full-time for other  company, their other activities for those other companies may involve a conflict of interest with regard to the amount of time they dedicate to our business.

Our officers and directors are not required to work exclusively for us and do not devote all of their time to our operations.   Therefore, it is possible that a conflict of interest with regard to his time may arise based on their work for such other companies.  Their other activities may prevent them from devoting full-time to our operations which could slow our operations and may reduce our financial results because of the slowdown in operations.  It is expected that each of our directors will devote approximately two hours per week to our operations on an ongoing basis, and when required will devote whole days and even multiple days at a stretch when property visits are required or when extensive analysis of information is needed.

17.	Because we have not yet adopted a code of ethics, our stockholders may have limited protections against wrongdoing and unethical conduct by our senior officers.

We have not as yet adopted a code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions as required by the Sarbanes-Oxley Act of 2002 due to our small size and limited resources.

A “code of ethics" is a written standard that are reasonably designed to deter wrongdoing and to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
•	full, fair, accurate, timely and understandable disclosure in reports and documents that the public company files with, or submits to, the SEC and in other public communications made by the company;
•	compliance with applicable governmental laws, rules and regulations;
•	prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
•	accountability for adherence to the code.

The absence of such code of ethics may result in less protection against unethical conduct, conflicts of interest, compliance, reporting and similar matters that could adversely affect our business and operations..

18.	Our principal shareholder owns a controlling interest in our voting stock and investors will not have any voice in our management, which could result in decisions adverse to our general shareholders.

Our principal shareholder beneficially owns approximately 53.3% of our outstanding common stock and our principal executive officer who is also a director owns 9.9% of our outstanding common stock. As a result, these shareholders will have the ability to control substantially all matters submitted to our stockholders for approval including:

•	election of our board of directors;
•	removal of any of our directors;
•	amendment of our Articles of Incorporation or bylaws; and
•	adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

As a result of their ownership, our principal shareholder and principal executive officer are able to influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions.  In addition, it is possible for our principal shareholder and principal executive officer to sell or otherwise dispose of all or a part of their shareholdings could affect the market price of our common stock if the marketplace does not orderly adjust to the increase in shares in the market and the value of your investment in the Company may decrease.  The controlling shareholder’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

19.
We have no employees and our officers and directors each work two hours per week on our business.  Consequently, we may not be able to monitor our operations and respond to matters when they arise in a prompt or timely fashion.  Until we have additional capital or generate revenue, we will have to rely on consultants and service providers, which will increase our expenses and increase our losses.

We do not have any employees, our officers and directors each work on our business two hours per week.  With practically no personnel, we have a limited ability to monitor our operations, such as the progress of oil and gas exploration, and to respond to inquiries from third parties, such as regulatory authorities or potential business partners.  Though we may rely on third party service providers, such as accountants and lawyers, to address some of our matters, until we raise additional capital or generate revenue, we will have to rely on consultants and third party service providers to monitor our operations, which will increase our expenses and have a negative effect on our results of operations.

RISK FACTORS RELATING TO OUR COMMON STOCK

20.     We may, in the future, issue additional common shares, which would reduce investors’ percent of ownership and may dilute our share value.

Our Articles of Incorporation authorizes the issuance of 500,000,000 shares of common stock, par value $.0001 per share, of which 61,750,000 shares are currently issued and outstanding. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

21.     Our principal shareholder may decide to sell his shares in our Company, reducing the price you may receive upon a sale.

Our principal shareholder beneficially owns approximately 53.3% of our outstanding common stock.  If and when he is able to sell his shares in the market, such sales by our principal shareholder within a short period of time could adversely affect the market price of our common stock if the marketplace does not orderly adjust to the increase in the number of shares in the market. This will result in a decrease in the value of your investment in the Company.

22.     Our common stock is subject to the "penny stock" rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must: (i) obtain financial information and investment experience objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form: (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

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

Because we do not intend to pay any cash dividends on our shares of common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them at a price higher than that which they initially paid for such shares.

23.   Because we do not intend to pay any cash dividends on our shares of common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them at a price higher than that which they initially paid for such shares.

24.     Currently there is no public market for our securities, and there can be no assurances that any public market will ever develop and if a market develops  it is likely to be subject to significant price fluctuations.

There has not been any established trading market for our common stock, and there is currently no public market whatsoever for our securities. There can be no assurances as to whether,:

•	any market for our shares will develop;
•	the prices at which our common stock will trade; or
•
the extent to which investor interest in us will lead to the development of an active, liquid trading market.  Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for our common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Prices for our common stock will be determined in the marketplace, are likely to fluctuate significantly and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of our company and general economic and market conditions.  No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

25.     If a market develops for our shares, sales of our shares relying upon Rule 144 may depress prices in that market by a material amount.

The majority of the outstanding shares of our common stock held by present stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement, such as this one (for the shares registered hereunder) or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. On November 15, 2007, the SEC adopted changes to Rule 144, which, would shorten the holding period for sales by non-affiliates to six months (subject to extension under certain circumstances) and remove the volume limitations for such persons.   The changes became effective in February 2008. Rule 144 provides in essence that an affiliate who has held restricted securities for a prescribed period may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed 1% of a company's outstanding common stock. The alternative average weekly trading volume during the four calendar weeks prior to the sale is not available to our shareholders being that the Over-the-Counter Bulletin Board  is not an "automated quotation system" and, accordingly, market based volume limitations are not available for securities quoted only over the Over-The-Counter Bulletin Board. As a result of the revisions to Rule 144 discussed above, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for a period of six months, if we have filed our required reports.  A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of our common stock in any market that may develop.

26.     We may be exposed to potential risks resulting from new requirements under Section 404 of the Sarbanes-Oxley Act of 2002.

As a public company, we are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting We expect to incur significant continuing costs, including accounting fees and staffing costs, in order to maintain compliance with the internal control requirements of the Sarbanes-Oxley Act of 2002. Development of our business will necessitate ongoing changes to our internal control systems, processes and information systems. Currently, we have no employees, and two officers and directors. As we engage in the exploration of our mineral claim, hire employees and consultants, our current design for internal control over financial reporting may not be sufficient to enable management to determine that our internal controls are effective for any period, or on an ongoing basis. Accordingly, as we develop our business, such development and growth will necessitate changes to our internal control systems, processes and information systems, all of which will require additional costs and expenses.

In the future, if we fail to complete the annual Section 404 evaluation in a timely manner, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

27.     Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protections against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities which are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than necessary, we have not yet adopted these measures.

Because none of our directors are independent, we do not currently have independent audit or compensation committees. As a result, the directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our shareholders without protections against interested director transactions, conflicts of interest and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

28.     The costs to meet our reporting and other requirements as a public company subject to the Exchange Act of 1934 will be substantial and may result in us having insufficient funds to expand our business or even to meet routine business obligations.

As a public company subject to the reporting requirements of the Exchange Act of 1934, we incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these costs will range up to $25,000 per year for the next few years and will be higher if our business volume and activity increases. As a result, we may not have sufficient funds to grow our operations.

Item 1B.   Unresolved Staff Comments

There are no unresolved staff comments.

Item 2.   Description of Properties

Corporate Office

We do not own any real property. We currently maintain our feet of corporate office space on a shared basis at 8275 S. Eastern Avenue, Suite 200, Las Vegas, Nevada, 89123 pursuant to lease for $150 per month which expires March 2013.  Management believes that our office space is suitable for our current needs.

Oil and Gas Property Interests

Luxor Properties

SPIRIT-
RYCROFT
VALHALLA
ALBERTA
High Level
Peace River
Grande Prairie
Swan Hills
Edmonton
Red Deer
Calgary
Lethbridge
Medicine Hat
SASKATCHEWAN
R.8
R.7W6M
T. 79
T. 78
T. 76
T. 75
0
1
2 miles
BUCKEYE
Oil & Gas

Location Map of the Valhalla and Spirit Rycroft Properties

Acquisition of Interests

The following table lists total capitalized costs for the Company’s properties at May 31, 2012. All of the Company’s properties are located in Alberta, Canada.

	May 31, 2012 (Cumulative)
	Valhalla	Sprit Rycroft	Total
	(unproven)	(unproven)
Property acquisition costs	$345,600	$610,780	$956,380
Geological and geophysical	2,593	2,187	4,780
Asset Retirement Obligation	4,848	4,848	9,696
Total expenditures	$353,041	617,815	970,856

On June 23, 2011 the Company entered into a Stock Purchase Agreement to acquire all of the issued and outstanding shares of Buckeye Canada.. The purchase price paid for the shares of Buckeye Canada was $400,000, which was paid by the issuance to Pol Brisset, the Company's principal executive officer and a director, of 1,000,000 shares of common stock of the Company.

As a result of the acquisition, Buckeye Canada became a wholly-owned subsidiary of the Company.

Buckeye Canada’s sole asset is rights granted pursuant to the Farmout Agreement.. Under this agreement Buckeye Canada has agreed to incur 80% of the cost of drilling a well on one of Luxor’s properties in exchange for a 56% working interest in said well.  On May 16, 2011, Buckeye Canada entered into the Participation Agreement with Pioneer whereby the Company agreed to share its obligations and rights under the agreement with Luxor with Pioneer on a 50% basis.  The Participation Agreement requires Buckeye Canada and Pioneer to equally fund Buckeye Canada’s obligations under the Farmout Agreement and to participate equally in the interest in the well.  Accordingly, Buckeye Canada and Pioneer will each pay a net 40% of the initial capital costs and earn a 28% interest in any wells drilled by Luxor, as long as Pioneer continues to fund its half of the required amount of expenses.

In the event that Pioneer does not fund its share of exploration and development costs under its agreement with Buckeye, Buckeye would then be required to fund Pioneer’s portion, in addition to its own obligations to Luxor.  As a result, should Pioneer not meet its funding obligations, Buckeye would have to fund an additional 40% (prior to earning-in under the agreement) or 28% (after earning-in under the agreement) of any cash calls that came from Luxor.  Pioneer would then be put into penalty whereby Buckeye would be entitled to recover an amount equaling 300% of any delinquent funding owed from Pioneer before payouts from revenue, if any, would be made to Pioneer.

At the time of the acquisition of Buckeye Canada, Buckeye Canada had paid Luxor an aggregate CDN $152,876 (USD $159,839) in connection with the drilling of the well. The well, located in the Valhalla area of Alberta (“Valhalla Well”), Canada was drilled in July 2011.  In August 2011, Buckeye Canada paid an additional aggregate CDN $175,527 (USD $185,761) to Luxor for the costs to complete the Valhalla Well and acquire surface infrastructure for oil collection.  The Valhalla Well was completed in August, 2011 and oil production from the Valhalla Well commenced at the end of September 2011. However, due to sand build-up, the well was taken off-line immediately.  A new pump was installed and the well was brought back on-line on October 18, 2011.  Production since October has been minimal as production problems relating to water build-up continue to be encountered and currently the Valhalla Well is shut in and is not currently producing.  Buckeye Canada has now earned its 28% interest in the Valhalla Well as well as the entire property on which the Valhalla Well is located.  The Valhalla Property does not currently contain any assigned resources or reserves of oil or natural gas.

Buckeye Canada also has the right of first refusal to participate on two additional properties if Luxor determines that it desires to pursue drilling on those properties. If Buckeye Canada exercises this right, it will need to pay 40% of such expenses in exchange for a 28% working interest, subject to Pioneer paying its half of the costs.  On July 26, 2011 Buckeye Canada exercised its rights to participate in a second well to be drilled by Luxor.  The second property is called Spirit Rycroft and the well on this property was drilled in August 2011 (the “SR Well”).  The Company paid Luxor an aggregate CDN $202,706 (USD $206,422) for the drilling of the SR Well and an additional CDN $162,383 (USD $158,810) for partial completion of the well.  In February 2012, the Company paid CDN $119,540 (USD $119,888) for the construction of a pipeline to tie-in the SR Well to local infrastructure.  In April 2012, the Company paid the final amount of CDN $126,150 (USD $125,660) for the surface infrastructure.  The SR Well started producing gas, oil and liquids in March 2012 but has only limited production to date.  It is not yet known if the SR Well will be economic.  Buckeye Canada has now earned its 28% interest in the SR Well as well as the entire property on which the SR Well is located.

The agreement with Luxor provides for Buckeye Canada to earn its working interest on the entire respective property where a well is located and not just on the respective well.  As a result, now that Buckeye Canada has earned its interest in the Valhalla Well and the SR Well, we have earned-in on the whole Valhalla and Spirit Rycroft Properties.  Buckeye Canada will now pay 28% of the capital costs on any new wells drilled on either of the Valhalla or Spirit Rycroft Properties and earn a 28% working interest.  The drilling of any future wells on either property will be determined in conjunction with Luxor.

In summary, on the potentially three properties that are part of the Luxor agreement, Buckeye Canada initially pays 40% of the capital costs to earn a 28% working interest on the first well drilled on the respective property but will pay 28% of the capital costs to earn a 28% working interest on all subsequent wells drilled on the respective property.

Neither the Valhalla nor the Spirit Rycroft Properties currently contain any assigned resources or reserves of oil or natural gas. Production from both properties has not been significant to date.

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

The following table shows the Company’s share of oil production in aggregate for the year ended May 31, 2012.  Gas production received by the Company has been negligible to date.

Production (1)	Sales Price (2)	Operating Costs (3)
(bbls)	($/bbl)	($/bbl)
69	95.7	833

1.	Production is the Company’s 28% working interest in the Valhalla Well.
2.	Average selling price is calculated based on aggregate gross sales proceeds of $6,600 for the year ended May 31, 2012 divided by barrels of oil sold.
3.	Average operating cost is calculated based on aggregate operating costs of $57,460 for the year ended May 31, 2012 divided by barrels of oil produced.

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

The following table shows the Company’s share of oil and liquids production in aggregate for the year ended May 31, 2012.  Gas production received by the Company has been negligible to date.

Production (1)	Sales Price (2)	Operating Costs (3)
(bbls)	($/bbl)	($/bbl)
23	78.3	489

1.	Production is the Company’s 28% working interest in the Spirit Rycroft Well.
2.	Average selling price is calculated based on aggregate gross sales proceeds of $1,801 for the year ended May 31, 2012 divided by barrels of oil and liquids sold.
3.	Average operating cost is calculated based on aggregate operating costs of $11,246 for the year ended May 31, 2012 divided by barrels of oil and liquids produced.

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

Spirit Rycroft

Luxor is targeting an on-trend vertical oil well in the Basal Gething and Doe Creek formations offsetting the an existing producing oil field.  Potential exists for an additional two vertical oil wells or one horizontal well as may be indicated. The primary objective is a stratigraphic trap in a thick, Basal Gething sandstone at 1245 metres which lately has been proven to be oil and natural gas productive in several offsetting wells to the south east. A secondary objective is oil in the Doe Creek sandstone at 270 metres. Thickness is 1-2 metres but not in close proximity to water flooding necessary for good secondary recovery.

Current State of Exploration

Valhalla

The Valhalla Well was completed in August, 2011 and oil production from the Valhalla Well commenced at the end of September 2011. However, due to sand build-up, the well was taken off-line immediately.  A new pump was installed and the well was brought back on-line on October 18, 2011.  Production since October has been minimal as production problems relating to water build-up continue to be encountered and currently the Valhalla Well is shut in and is not currently producing.  Buckeye Canada has now earned its 28% interest in the Valhalla Well as well as the entire property on which the Valhalla Well is located.  The Valhalla Property does not currently contain any assigned resources or reserves of oil or natural gas.

Spirit Rycroft

On July 26, 2011 Buckeye Canada exercised its rights to participate in a second well to be drilled by Luxor.  The second well drilled under the Company’s agreement with Luxor is  the SR Well.  The drilling of the SR Well commenced in August, 2011 and was brought on-line in March 2012 after the completion of the construction of a 2.5 kilometer pipeline.  The well is currently producing gas, oil and liquids with significant amounts of water.  The Company is hoping that the water content will decrease and the gas, oil and liquids content increase.  However, it is not know at this time if the hydrocarbon content will rise to a significant enough level to operate the SR Well in the future.  The gas, oil and other liquids being produced at this time are not significant.  The Spirit Rycroft Property does not currently contain any assigned resources or reserves of oil or natural gas.

Geological Exploration Program

Valhalla

Under the Farmout Agreement with Luxor the first property drilled was the Valhalla Property located in the Valhalla area of Alberta, Canada.  The Valhalla Well was drilled to 785 metres and a 9 metre core sample was taken from the primary target Doe Creek formation. Subsequently, the well was cased and cemented, and the drilling rig was released the same day. The recovered core samples confirm the geological prognosis with visible oil on the sample with an estimated minimum 2.1+ metre of oil-bearing sand. The core was tested to determine the next course of action regarding completion program and production testing.

The completion costs on the Valhalla Well include readying the well for production, installing a single-well oil battery, supplying and installing the well-site equipment which includes the pump, and expanding and improving the road to the property.

At this time the Valhalla Well is shut-in due to the presence of water in the well.  Luxor operated the well for several months but the water content remained high compared to oil levels.  The drilling of the well established the presence of hydrocarbons on the property but due to water management does not believe the Valhalla Well to be economic at this point in time.  The Valhalla Property still has potential for another well to be drilled but Luxor does not have any plans to drill another well on the Valhalla Property at this time.

Spirit Rycroft

On July 26, 2011 Buckeye Canada exercised its rights to participate in a second well to be drilled by Luxor.  The drilling of the SR Well commenced in August, 2011 and was brought on-line in March 2012 after the completion of the construction of a 2.5 kilometer pipeline.  The well was drilled to a depth of approximately 1,300 meters.  Luxor and the Company are currently monitoring the production from the SR Well to determine if the gas, oil and other liquids content will increase.  Currently, it is not known if the SR Well will be economical.  The drilling of the SR Well established the presence of hydrocarbons on the property.  The Spirit Rycroft Property has the potential for additional wells but a decision on additional drilling will depend on improving production levels over the coming months.

Item 3.   Legal Proceedings

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

Item 4.   Mine Safety Disclosures

The Company currently has no mining operations.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

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

Security Holders

On August 27, 2012 there were approximately 25 holders of record of the Company’s common stock.

Dividends

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities that were not previously reported.

Purchases of Equity Securities by the Company and Affiliated Purchasers

None

Item 6.   Selected Financial Data

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 7.   Management’s Discussion and Analysis or Plan of Operation

Overview

We are engaged in the acquisition and exploration of oil and gas properties.

The Company’s sole assets are rights granted pursuant to the Farmout and Participation Agreements. Under the Farmout Agreement, the Company has agreed to incur 80% of the cost of drilling a well on one of Luxor’s properties in exchange for a 56% working interest in said well. Under the Participation Agreement, the Company agreed to share its obligations and rights under the agreement with Pioneer.  The Participation Agreement requires the Company and Pioneer to equally fund the Company’s obligations under the Farmout Agreement and to participate equally in the interest in the well.  Accordingly, Buckeye Canada and Pioneer will each pay a net 40% of the initial capital costs and earn a 28% working interest each in any wells drilled by Luxor, as long as Pioneer continues to fund its half of the required amount of expenses.

The Company has incurred a total of $345,600 in connection with the drilling of the Valhalla Well but due to water accumulation issues, the Valhalla Well has had only limited production and is currently shut-in and not producing.  Buckeye Canada has earned its 28% interest in the Valhalla Well as well as the entire property on which the Valhalla Well is located.

The Company has incurred a total of $610,780 in connection with the drilling of the SR Well. Luxor and the Company are currently monitoring the production from the SR Well to determine if the current insignificant amount of gas, oil and other liquids content will increase.  Currently, it is not known if the SR Well will be economical.  The Company has now earned its 28% interest in the SR Well as well as the entire property on which the SR Well is located.

Luxor has not yet indicated if they will be proceeding on a third property. None of the Company’s properties currently contain any assigned reserves or resources.

Plan of Operation

During the twelve-month period ending May 31, 2013, our objective is to continue to fund our agreement with Luxor.  Management is discussing the next steps with Luxor.  It is not known whether additional wells will be drilled on either the Valhalla Property or the Spirit Rycroft Property or if a third property will be drilled.  Regardless of the next well to be drilled, the Company will be required to fund its portion of the exploration program.

We continue to rely on Luxor to provide their employees and to source appropriate contractors to undertake the drill programs on the properties subject to the Farmout Agreement.. We remain focused on keeping the staff compliment, which currently consists of our two directors and one officer, at a minimum to conserve capital. Our staffing level does not currently hinder our operations, as outsourcing of necessary operations continues to be the most cost effective and efficient manner of conducting the business of the Company.

Results of Operations

The Year Ended May 31, 2012 compared to the Year Ended May 31, 2011

Revenues

Revenue was the result of limited production and sale of oil and liquids from the Company’s Valhalla and Spirit Rycroft properties.  The Company only began earning revenue from its 28% working interest it has in its Valhalla Property in October, 2011 and from its 28% working interest it has in its Spirit Rycroft Property in March, 2012.  Both properties are located in Alberta, Canada.  We recognized $8,401 in revenue for the year ended May 31, 2012 from the sale of approximately 92 barrels of oil.  We did not recognize any revenue for the year ended May 31, 2011.

Operating Expenses

For the year ended May 31, 2012 our net loss was $171,717 compared to $18,010 for the year ended May 31, 2011.  Expenses were higher in fiscal 2012 compared to fiscal 2011 as the Company’s activities have increased significantly in fiscal 2012..   The Company began limited production from its Valhalla Property in October 2011 and from its Spirit Rycroft Property in March 2012.  As a result, the Company incurred an aggregate of $68,706 in operating expenses for the year ended May 31, 2012. During the year ended May 31, 2012, the Company incurred $28,678 in professional fees, including legal and filing fees related to the Company’s filing of a registration statement on Form S-1 and expenses associated with the change in its business and an increased level of regulatory compliance, $44,605 in office costs including the expense of the establishing the Company’s web site, $33,767 in management and directors’ fees, and $2,100 in rent.  Additionally, as a result of the Company having transactions denominated in Canadian dollars, the Company recognized a $1,419 foreign exchange loss for the year ended May 31, 2012.

The Company was incorporated on May 11, 2010 and as a result for the year ended May 31, 2011 the Company had minimal expenses consisting of $6,007 in professional fees and $12,003 in office costs.

Liquidity and capital resources

We had a cash balance of $61,654 and working capital of $16,382 at May 31, 2012. We anticipate that we will incur the following expenses over the next twelve months:

•	$41,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.
•	$387,000 for cash calls related to the funding of drill programs under the Farmout Agreement.
•
$35,000 for the payment to our officers and directors. Pursuant to the services agreement with Pol Brisset, our principal executive officer and a director, effective September 1, 201, we are obligated to pay Mr. Brisset CDN $2,500 per month to serve as our principal executive officer. Pursuant to the agreement with Mr. Gnitecki, our secretary and a director, we are obligated to pay Mr. Gnitecki CDN $500 per month to serve as a director of the Company.

Net cash used in operating activities during the year ended May 31, 2012 was $128,727 compared to $18,485 during the year ended May 31, 2011.  The increase in the net loss to $171,717 in fiscal 2012 from $18,010 in fiscal 2011 was partially offset by the impact of changes in accounts payable and accrued liabilities.  For the year ended May 31, 2012 there was an inflow from an increase accounts payable and accrued liabilities of $46,229 compared to an outflow of $475 for the year ended May 31, 2011.  Financing activities consisted of $750,000 and $12,000 received from the sale of common stock in fiscal 2012 and fiscal 2011, respectively.  Investing activities for the year ended May 31, 2012 consisted of $802,295 used for the acquisition of oil and gas property interests and $240,161 received upon the acquisition of Buckeye Canada. There were no investing activities for the year ended May 31, 2011.

In the event that Pioneer does not fund its share of exploration and development costs under the Participation Agreement, Buckeye Canada would then be required to fund Pioneer’s portion, in addition to its own, obligations to Luxor.  As a result, should Pioneer not meet its funding obligations, Buckeye would have to fund an additional 40% (prior to earning-in under the Agreement) or 28% (after earning-in under the Agreement) of any cash calls that came from Luxor.  Pioneer would then be put into penalty whereby Buckeye Canada would be entitled to recover an amount equaling 300% of any delinquent funding owed from Pioneer before payouts from revenue, if any, would be made to Pioneer.

On August 26, 2011, the Company closed a private placement of 1,800,000 shares of common stock at $0.25 per share for a total offering price of $450,000, on February 15, 2012, the Company closed a private placement of 300,000 shares of common stock at $0.50 per share for a total offering price of $150,000 and on April 30, 2012, the Company closed a private placement of 250,000 shares of common stock at $0.60 per share for a total offering price of $150,000.  The common shares were offered by the Company pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.   The funds received from these financings will be used to fund the Company’s portion of any drill programs planned under the Farmout Agreement and for general working capital purposes. However, even with these financings current cash on hand is not sufficient to fund all of the Company’s requirements for the next twelve months.

We anticipate that we will require approximately an additional $463,000 to fund our operations for the nest 12 months.  We may seek to raise the additional funding that we require in the form of equity financing from the sale of our common stock.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our operations..  We currently do not have any agreements or arrangements in place for any future equity financing.

Going Concern Consideration

Current cash on hand is not sufficient to fund our planned operations over the next twelve months.  Even if the wells drilled on the Valhalla and Spirit Rycroft Properties commence production in the coming months, cash flow from the wells will not be sufficient to fund all of our planned operations.  We anticipate generating losses and therefore we may be unable to continue operations in the future as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities that could result should we be unable to continue as a going concern.

We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Accordingly, our independent auditors included an explanatory paragraph in their report on the May 31, 2012 financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Critical Accounting Policies

The preparation of financial statements, in conformity with generally accepted accounting principles in the United States of America, requires companies to establish accounting policies and to make estimates that affect both the amount and timing of the recording of assets, liabilities, revenues and expenses. Some of these estimates require judgments about matters that are inherently uncertain and therefore actual results may differ from those estimates.

A detailed summary of all of the Company’s significant accountings policies and the estimates derived therefrom is included in Note 3 to the Company’s Consolidated Financial Statements for the year ended May 31, 2012. While all of the significant accounting policies are important to the Company’s consolidated financial statements, the following accounting policies and the estimates derived therefrom have been identified as being critical:

Oil and Gas Property Payments and Exploration Costs;
Revenue Recognition;
Impairment of Long-lived Assets;
Income taxes;
Foreign currency translation; and
Asset retirement obligations.

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

The Company has recognized only minimal revenue from its oil and gas exploration activities as of May 31, 2012.  The Company began earning revenue from its 28% working interest it has in its Valhalla Property commencing in October, 2011 and its 28% working interest in its Spirit Rycroft Property in March 2012.  The Valhalla Property is not currently in production.  Both properties are located in Alberta, Canada.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes whereby deferred tax assets and liabilities are recognized for the future tax consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  If it is determined that the realization of the future tax benefit is not more likely than not, the enterprise establishes a valuation allowance.

Foreign Currency Translation

The Company has oil and gas property interests in Canada and as a result incurs some transactions in Canadian dollars.  The Company translates its Canadian dollar balances to US dollars in the following manner:  assets and liabilities have been translated using the rate of exchange at the balance sheet date.  The Company’s results of operations have been translated using average rates.

All amounts included in the accompanying financial statements and footnotes are stated in U.S. dollars.

Asset Retirement Obligations

In accordance with ASC 410, Asset Retirement and Environmental Obligations the fair value of an asset retirement cost, and corresponding liability, should be recorded as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company has not yet undertaken any field exploration on its properties and as such has not yet incurred an asset retirement obligation.  At least annually, the Company will reassess the need to record an obligation or determine whether a change in any estimated obligation is necessary. The Company will evaluate whether there are indicators that suggest the estimated cash flows underlying the obligation have materially changed. Should those indicators suggest the estimated obligation has materially changed the Company will accordingly update its assessment. The asset retirement obligation is measured at fair value on a non-recurring basis using level 3 inputs based on discounted cash flows involving estimates, assumptions, and judgments regarding the cost, timing of settlement, credit-adjusted risk-free rate and inflation rates.

Recent Accounting Pronouncements

Goodwill Impairment

In September 2011, ASC guidance was issued related to goodwill impairment. Under the updated guidance, an entity will have the option to first assess qualitatively whether it is necessary to perform the current two-step goodwill impairment test. If the Company believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The update is effective for the Company’s fiscal year beginning June 1, 2012 with early adoption permitted. The Company does not expect the updated guidance to have an impact on its financial position, results of operations or cash flows.

Comprehensive Income

In June 2011, ASC guidance was issued related to comprehensive income. Under the updated guidance, an entity will have the option to present the total of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, the update required certain disclosure requirements when reporting other comprehensive income. The update does not change the items reported in other comprehensive income or when an item of other comprehensive income must be reclassified to income. Subsequently, in December 2011, the FASB issued its final standard to defer the new requirement to present components of reclassifications of other comprehensive income on the face of the income statement. Companies will still be required to adopt the other requirements contained in the new standard on comprehensive income. The adoption of this guidance had no impact on the Company’s financial position, results of operations or cash flows.

Fair Value Accounting

In May 2011, ASC guidance was issued related to disclosures around fair value accounting. The updated guidance clarifies different components of fair value accounting including the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity and disclosing quantitative information about the unobservable inputs used in fair value measurements that are categorized in Level 3 of the fair value hierarchy. The update is effective for the Company’s fiscal year beginning June 1, 2012. The Company does not expect the updated guidance to have a significant impact on its financial position, results of operations or cash flows.

Off-balance sheet arrangements

We have no off-balance sheet arrangements.

Item 7A   Quantitative and Qualitative Disclosure About Market Risk

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 8.                         Financial Statements

BUCKEYE OIL & GAS, INC.

(An Exploration Stage Company)

-:-

INDEPENDENT AUDITOR’S REPORT

May 31, 2012 and 2011

Contents	Page

Report of Independent Registered Public Accountants	F - 1

Balance Sheets
May 31, 2012 and 2011	F - 2

Statements of Operations for the
Years Ended May 31, 2012 and 2011 and the Cumulative Period from May 11, 2010 (inception) to May 31, 2012	F - 3

Statement of Stockholders’ Equity (Deficit)
Since May 11, 2010 (inception) to May 31, 2012	F - 4

Statements of Cash Flows for the
Years Ended May 31, 2012 and 2011 and the Cumulative Period from May 11, 2010 (inception) to May 31, 2012	F - 11

Notes to Financial Statements	F - 13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Buckeye Oil & Gas, Inc.
Las Vegas, Nevada

We have audited the accompanying balance sheets of Buckeye Oil & Gas, Inc. (an exploration stage company). as of May 31, 2012 and  2011, and the related statements of income, stockholders’ equity and comprehensive income, and cash flows for the years ended May 31, 2012 and 2011, and for the period May 11, 2010 (inception) to May 31, 2012. Buckeye Oil & Gas, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Buckeye Oil & Gas, Inc. (an exploration stage company) as of May 31, 2012 and 2011, and the results of its operations and its cash flows for the year ended May 31, 2012 and 2011 and for the period May 11,2010 (inception) to May 31, 2012 are in conformity with accounting principles generally accepted in the United States of America.

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

/s/ZS Consulting Group LLP
ZS Consulting Group LLP
Melville, New York
August 28, 2012

115 Broad Hollow Road, Suite 350     Melville, New York 11747
Tel: (516) 394-3344     Fax:  (516) 908-7867
www.zmscpas.com

BUCKEYE OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	May 31,	May 31,
	2012	2011
ASSETS
Current Assets
Cash	$61,654.00	$2,515.00
Accounts Receivable	2,199	−
Prepaid Expenses	1,883	–

Total Current Assets	65,736	2,515

Oil and Gas Property Interests (note 5)	970,856	–

Total Assets	$1,036,592.00	$2,515.00

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	$49,354.00	$3,125.00

Total Current Liabilities	49,354	3,125

Long Term Liabilities
Asset Retirement Obligations (note 6)	9,565	–
Total Long Term Liabilities	9,565	–

Total Liabilities	58,919	3,125

Stockholders' Equity (Deficit)
Common Stock, Par Value $.0001
Authorized 500,000,000 shares,
61,750,000 shares issued and outstanding at May 31, 2012
(173,400,000 shares issued at May 31, 2011)	6,175	17,340
Paid-In Capital	1,164,825	3,660
Deficit Accumulated During Exploration Stage	(193,327)	(21,610)

Total Stockholders' Equity (Deficit)	977,673	(610)

Total Liabilities and Stockholders' Equity	$1,036,592.00	$2,515.00

The accompanying notes are an integral part of these financial statements.

BUCKEYE OIL & GAS, INC.
 (An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Cumulative
			Since
	For the Years Ended		May 11, 2010
	May 31,		(Inception) to
	2012	2011	May 31, 2012
Revenues
Oil and gas revenues	$8,401	$–	$8,401

Expenses
Operating Expenses	68,706	–	68,706
Accretion	843	–	843
Professional Expenses	28,678	6,007	38,185
Office and Sundry	44,605	12,003	56,708
Rent	2,100	–	2,100
Management and Directors’ Fees	33,767	–	33,767
Total Expenses	(178,699)	(18,010)	(200,309)
Net Loss from Operations	(170,298)	(18,010)	(191,908)
Other Income (Expenses)
Foreign Exchange Gain (Loss)	(1,419)	–	(1,419)
Net Other Income (Expenses)	(1,419)	–	(1,419)

Net Loss	$(171,717)	$(18,010)	$(193,327)

Basic and Diluted loss per share	$(0.00)	$(0.00)

Weighted Average Shares Outstanding (1)	61,445,765	163,954,521

(1)	Reflects the 17:1 forward stock split completed on June 1, 2011.

The accompanying notes are an integral part of these financial statements.

BUCKEYE OIL & GAS, INC.
 (An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

				Deficit
				Accumulated
				During
	Common Stock		Paid-In	Exploration
	Shares(1)	Par Value	Capital	Stage	Total

Balance at May 11, 2010 (inception)	—	$—	$—	$—	$—

Common stock issued to founder
at $0.000059 per share, May 12, 2010	153,000,000	15,300	(6,300)	—	9,000
Net loss	—	—	—	(3,600)	(3,600)

Balance at May 31, 2010	153,000,000	15,300	(6,300)	(3,600)	5,400

Common stock private investors
at $0.00059 per share, November 16, 2010	20,400,000	2,040	9,960	—	12,000
Net Loss	—	—	—	(18,010)	(18,010)

Balance at May 31, 2011	173,400,000	17,340	3,660	(21,610)	(610)

Shares returned to treasury for cancellation, June 2,2011 (note 7)	(115,000,000)	(11,500)	11,500	—	—

Common stock issued to acquire Buckeye Canada, June 23, 2011 (note 4)	1,000,000	100	399,900	—	400,000

Common stock issued private investors at $0.25 per share, August 26, 2011	1,800,000	180	449,820	—	450,000

Common stock private investors at $0.50 per share, February 15, 2012	300,000	30	149,970	—	150,000

Common stock private investors at $0.60 per share, April 30, 2012	250,000	25	149,975	—	150,000
Net loss for the period	—	—	—	(171,717)	(171,717)

Balance at May 31, 2012	61,750,000	6,175	1,164,825	(193,327)	977,673

(1)	Reflects the 17:1 forward stock split completed on June 1, 2011.

The accompanying notes are an integral part of these financial statements.

BUCKEYE OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
			Cumulative
			Since
			May 11, 2010
	For the Years Ended		(Inception) to
	May 31,		May 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(171,717)	$(18,010)	$(193,327)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities
Accretion Expense	843	-	843
Change in Operating Assets and Liabilities
Decrease (Increase) In Accounts Receivable	(2,199)	−	(2,199)
Decrease (Increase) in Prepaid Expenses	(1,883)	-	(1,883)
Increase (Decrease) in Accounts Payable	46,229	(475)	49,354
Net Cash Used in Operating Activities	(128,727)	(18,485)	(147,212)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Oil and Gas Property Interests	(802,295)	-	(802,295)
Cash Acquired on Business Combination	240,161	-	240,161
Net Cash Used in Investing Activities	(562,134)	-	(562,134)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the Sale of Common Stock	750,000	12,000	771,000
Net Cash Provided by Financing Activities	750,000	12,000	771,000

Net (Decrease) Increase in Cash and Cash Equivalents	59,139	(6,485)	61,654
Cash and Cash Equivalents at Beginning of Period	2,515	9,000	-
Cash and Cash Equivalents at End of Period	$61,654	$2,515	$61,654

The accompanying notes are an integral part of these financial statements.

BUCKEYE OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

Cumulative
Since
May 11, 2010
	For the Years Ended		(inception) to
	May 31,	May 31,	May 31,
	2012	2011	2012

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING INFORMATION
Long Term Liabilities - Asset Retirement Obligation	$9,695	$—	$9,695
Shares issued on acquisition of Buckeye Oil & Gas (Canada), Inc. (note 4)	$400,000	$—	$400,000

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

Nature of Operations

The Company has commenced limited production from its properties as of May 31, 2012.    We are engaged in the acquisition, exploration and if warranted and feasible, the development of exploration of oil and gas properties.  On June 23, 2011, the Company acquired an interest in its first oil and gas property (notes 4 and 5).

NOTE 2 – ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States (GAAP) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company only commenced its oil and gas exploration activities in June 2011.  The Company has realized only limited revenue from its present operations.  During the year ended May 31, 2012, the Company incurred a net loss of $171,717.  Since inception on May 11, 2010 the Company has an accumulated deficit of $193,327 to May 31, 2012.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent on its ability to develop its oil and gas properties and ultimately achieve profitable operations and to generate sufficient cash flow from financing and operations to meet its obligations as they become payable. The Company expects that it will need approximately $463,000 to fund its operations during the next twelve months which will include capital payments under its property agreement (note 5) and the costs associated with maintaining an office.  Management may seek additional capital through a private placement and public offering of its common stock.  Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.  Accordingly, no adjustment relating to the recoverability and classification of recorded asset amounts and the classification of liabilities has been made to the accompanying financial statements in anticipation of the Company not being able to continue as a going concern.

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

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. The Company did not have any dilutive instruments outstanding at May 31, 2012.

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

Uncertain Tax Positions

The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, Accounting for Uncertainty in Income Taxes. The Company had no material unrecognized income tax assets or liabilities for the year ended April 30, 2012 or for the year ended April 30, 2011. The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the year ended April 30, 2012 and 2011, there were no income tax, or related interest and penalty items in the income statement, or liability on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and Florida State.  Tax years 2011 to present remain open to income tax examination.  The Company is not currently involved in any income tax examinations.

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

The Company has recognized only minimal revenue from its oil and gas exploration activities as of May 31, 2012.  The Company began earning revenue from its 28% working interest it has in its Valhalla Property commencing in October, 2011 and its 28% working interest in its Spirit Rycroft Property in March 2012.  The Valhalla Property is not currently in production.  Both properties are located in Alberta, Canada.

New Accounting Pronouncements

Goodwill Impairment

In September 2011, ASC guidance was issued related to goodwill impairment. Under the updated guidance, an entity will have the option to first assess qualitatively whether it is necessary to perform the current two-step goodwill impairment test. If the Company believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The update is effective for the Company’s fiscal year beginning June 1, 2012 with early adoption permitted. The Company does not expect the updated guidance to have an impact its financial position, results of operations or cash flows.

Comprehensive Income

In June 2011, ASC guidance was issued related to comprehensive income. Under the updated guidance, an entity will have the option to present the total of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, the update required certain disclosure requirements when reporting other comprehensive income. The update does not change the items reported in other comprehensive income or when an item of other comprehensive income must be reclassified to income. Subsequently, in December 2011, the FASB issued its final standard to defer the new requirement to present components of reclassifications of other comprehensive income on the face of the income statement. Companies will still be required to adopt the other requirements contained in the new standard on comprehensive income. The adoption of this guidance is not expected to have an impact on the Company’s financial position, results of operations or cash flows.

Fair Value Accounting

In May 2011, ASC guidance was issued related to disclosures around fair value accounting. The updated guidance clarifies different components of fair value accounting including the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity and disclosing quantitative information about the unobservable inputs used in fair value measurements that are categorized in Level 3 of the fair value hierarchy. The update is effective for the Company’s fiscal year beginning June 1, 2012. The Company does not expect the updated guidance to have a significant impact on its financial position, results of operations or cash flows.

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

As a result of the acquisition, Buckeye Canada became a wholly-owned subsidiary of the Company.

The following table shows the allocation of the consideration transferred based on the fair values of the assets and liabilities acquired:

Consideration Transferred
Common shares issued	$400,000
$400,000

Allocation of Consideration Transferred
Oil and gas properties	$159,839
Cash	240,161
$400,000

NOTE 5 – OIL AND GAS PROPERTY INTERESTS (Unproven)

	May 31, 2012 (Cumulative)
	Valhalla	Sprit Rycroft	Total
	(unproven)	(unproven)
Property acquisition costs	$345,600	$610,780	$956,380
Geological and geophysical	2,593	2,187	4,780
Asset Retirement Obligation	4,848	4,848	9,696
Total expenditures	$353,041	617,815	970,856

Farmout and Participation Agreement with Luxor

Buckeye Canada’s sole asset is rights granted pursuant to a May 12, 2011 Farmout and Participation Agreement with Luxor Oil & Gas, Inc. (“Luxor”). Under this agreement Buckeye Canada has agreed to incur 80% of the cost of drilling a well on one of Luxor’s properties in exchange for a 56% working interest in said well. In a separate agreement, on May 16, 2011 Buckeye Canada entered into a Participation Agreement whereby the Company agreed to share its obligations and rights under the agreement with Luxor with a partner on a 50% basis.  The partner is a privately-owned company called Pioneer Marketing Group, Ltd. (“Pioneer”).  The Participation Agreement requires Buckeye Canada and Pioneer to equally fund Buckeye Canada’s obligations under the Luxor agreement and to participate equally in the interest in the well.  Accordingly, Buckeye Canada and Pioneer will each pay a net 40% of the initial capital costs and earn a 28% working interest each in any wells drilled by Luxor, as long as Pioneer continues to fund its half of the required amount of expenses.

At the time of the acquisition of Buckeye Canada, Buckeye Canada had paid Luxor an aggregate CDN $152,876 (USD $159,839) in connection with the drilling of the well. The well, located in the Valhalla area of Alberta (“Valhalla Well”), Canada was drilled in July 2011.  In August 2011, Buckeye Canada paid an additional aggregate CDN $175,527 (USD $185,761) to Luxor for the costs to complete the Valhalla Well and acquire surface infrastructure for oil collection.  The Valhalla Well was completed in August, 2011 and initial production began in October 2011. Due to water accumulation issues, the Valhalla Well has had only limited production and is currently shut-in.  Buckeye Canada has now earned its 28% interest in the Valhalla Well as well as the entire property on which the Valhalla Well is located.

Buckeye Canada also has the right of first refusal to participate on two additional properties if Luxor determines that it desires to pursue drilling on those properties. If Buckeye Canada exercises this right, it will need to pay 80% of such expenses in exchange for a 56% working interest.  On July 26, 2011 Buckeye Canada exercised its rights to participate in a second well drilled by Luxor.  The second property is called Spirit Rycroft and the well on this property was drilled in August 2011 (the “SR Well”).  The Company paid Luxor an aggregate CDN $202,706 (USD $206,422) for the drilling of the SR Well and an additional CDN $162,383 (USD $158,810) for partial completion of the well.  In February 2012, the Company paid CDN $119,540 (USD $119,888) for the construction of a pipeline to tie-in the SR Well to local infrastructure.  In April 2012, the Company paid the final amount of CDN $126,150 (USD $125,660) for the surface infrastructure.  The SR Well started producing oil and liquids in March 2012 but has only limited production to date.  It is not yet known if the SR Well will be economic.  Buckeye Canada has now earned its 28% interest in the SR Well as well as the entire property on which the SR Well is located.

The agreement with Luxor provides for Buckeye Canada to earn its working interest on the entire property and not just on the respective well.  As a result, now that Buckeye Canada has earned-in on the Valhalla and Spirit Rycroft Properties, Buckeye Canada will pay 28% of the capital costs on any new wells drilled on either property and earn a 28% working interest.  In other words, on the potentially three properties that are part of the Luxor agreement, Buckeye Canada pays 40% of the capital costs to earn a 28% working interest on the first well but pays 28% of the capital costs to earn a 28% working interest on all subsequent wells drilled on the respective property.  Luxor has not yet indicated if they will be proceeding on a third property.

None of the Company’s properties currently contain any assigned reserves or resources.

NOTE 6 – ASSET RETIREMENT OBLIGATION

As at May 31, 2012 the Company’s asset retirement obligation was comprised of its 28% working interest in the Valhalla and SR Wells.  The Company has estimated its May 31, 2012 obligation at $9,565 which includes an aggregate $843 in accretion expense.

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock Transactions

On May 12, 2010, the Company issued 153,000,000 (9,000,000 pre-split) of its $0.0001 par value common stock for $9,000 cash to the founder of the Company. The issuance of the shares was made to the sole officer and director of the Company and an individual who is a sophisticated and accredited investor, therefore, the issuance was exempt from registration of the Securities Act of 1933 by reason of Section 4 (2) of that Act.

On November 16, 2010, the Company issued 20,400,000 (1,200,000 pre-split) of its common stock for $12,000 cash to 24 shareholders pursuant to its Form S-1 Registration statement.

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

On April 30, 2012, the Company closed a private placement of 250,000 common shares at $0.60 per share for a total offering price of $150,000. The common shares were offered by the Company pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended. The private placement was fully subscribed to by two non-U.S. persons.

Share Cancellation

On June 2, 2011, in connection with the sale of his 38,000,000 shares of common stock of the Company, the Company’s former principal executive officer returned 115,000,000 common shares to the Company for cancellation.

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

NOTE 8 - INCOME TAXES

Deferred tax assets of the Company are as follows:

	2012	2011
Income tax expense (asset) at statutory rate	65,731	7,347
Less: valuation allowance	(65,731)	(7,347)
Deferred tax asset recognized	-	-

A valuation allowance has been recorded to reduce the net benefit recorded in the financial statements related to these deferred tax assets. The valuation allowance is deemed necessary as a result of the uncertainty associated with the ultimate realization of these deferred tax assets.

The provision for income tax differs from the amount computed by applying statutory federal income tax rate of 34% (2011 – 34%) to the net loss for the year.  The sources and effects of the tax differences are as follows:

	2012	2011
Income tax expense at statutory rate	58,384	6,123
Less: change in valuation allowance	(58,384)	(6,123)
Income tax expense	-	-

At May 31, 2012, the Company had net operating loss carry forwards of approximately $172,000 (2011 - $22,000) that may be offset against future taxable income through 2031.  No tax benefit has been reported in the May 31, 2012 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

NOTE 9 – RELATED PARTY TRANSACTIONS

Effective July 1, 2011 the Company entered into a service agreement with one of its Directors, Manny Dhinsa, requiring payments of CDN $500 per month to serve on the Board of Directors.  Due to Mr. Dhinsa not being available to fulfill his obligations under his service agreement, effective April 2, 2012 Mr. Dhinsa was removed as secretary and director of the Company.  As a result, no payments were made to Manny Dhinsa during the year ended May 31, 2012.

Also effective as of April 2, 2012, Michal Gnitecki was appointed as Secretary and a director of the Company and will be compensated at CDN $500 per month to serve as secretary and director.  For the year ended May 31, 2012, the Company paid $999 (CDN $1,000) to Mr. Gnitecki.

Effective September 1, 2011 the Company entered into a service agreement with Pol Brisset, its principal executive officer, requiring a monthly payment of CDN $2,500.  Under the agreement the Company paid Mr. Brisset a $9,961 CDN $10,000 bonus upon signing and has paid Mr. Brisset an additional USD 22,807 (CDN $22,500) for the year ended May 31, 2012.

In addition, the Company has engaged a privately-owned web design firm to develop the Company’s web site.  Mr. Brisset is the controlling shareholder of the web design firm.  During the year ended May 31, 2012 the Company paid this firm $10,923 for services related to the design and development of the Company’s web site.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Commencing March 24, 2012 the Company renewed the lease for its office space at $150 per month.  It is expected that the Company will renew the lease for another year when the current lease expires.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the date of the balance sheet through August 29, 2012, the date the financial statements were issued. During this period no material recognizable subsequent events were identified.

Item 9.                         Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.   Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, including its chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of May 31, 2012, the date of the Company’s most recently completed fiscal year end. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of May 31, 2012, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, internal control over financial reporting is a process designed by, or under the supervision of, a company’s principal executive and principal financial officers, and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records, that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements

 Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management, assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission( “COSO”) in Internal Control - Integrated Framework. Based on the Company’s assessment, our management has concluded that, as of May 31, 2012, the Company’s internal control over financial reporting was effective based upon the COSO criteria.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

None

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

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

Name	Position Held with the Company	Age	Date First Appointed
Pol Brisset	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer, and Director	36	June 2, 2011
Michal Gnitecki	Secretary and Director	31	April 2, 2012

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

Michal Gnitecki is an experienced, Alberta-based, petroleum geologist.  Since November 2010 Mr. Gnitecki has been working as a Project Manager for PHH Arc Environmental in Calgary, Alberta.  From September 2008 to October 2010 he was a Project Manager at Adler Environmental Solutions, from January 2007 to August 2008 he was an Environmental Geologist at Cirrus Environmental Services, and from June 2004 to December 2006 he was a Geotechnical Technologist at AMEC Earth and Environmental.  Mr. Gnitecki graduated from Brandon University in Manitoba, Canada with a Bachelor of Science – Geology in 2004.  Mr. Gnitecki was appointed to the Board of Directors as a result of his industry experience.

There are no family relationships among our directors or officers.  None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last ten years.  We are not aware of any proceedings to which any of our officers or directors, or any associate of any such officer or director, is a party adverse to our company or has a material interest adverse to it.  There are no agreements with respect to the election of directors. Other than described  below, we have not compensated our directors for service on our Board of Directors or reimbursed for expenses incurred for attendance at meetings of our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company.  During the fiscal year ended May 31, 2012, our officers, directors and persons who own more than ten percent of a registered class of our equity securities complied with all applicable Section 16(a) filing requirements except that Manny Dhinsa filed a late Form 3 reporting that he was a director, Dhaddey Ruvi filed a late Form 3 reporting that he is a 10% owner and Pol Brisset filed a late Form 3 reporting that he is a director, officer and 10% owner.

Code of Ethics

The Company currently has not adopted a Code of Ethics applicable to  its principal executive officer and principal accounting and financial officer because of its small size and limited resources  and because management's attention has been focused on matters pertaining to raising capital and the operation of the business.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company has only two directors, and to date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executive officers or directors.

Involvement in Certain Legal Proceedings

There are no legal proceedings that have occurred within the past ten years concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

Changes to Procedures for Recommendations of Director Nominees

During the fiscal year ended May 31, 2012, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 11.   Executive Compensation

Summary Compensation Table

The table below sets forth information concerning compensation paid, earned or accrued by our chief executive officers (each a “Named Executive Officer”) for the last two fiscal years. No executive officer earned compensation in excess of $100,000 during fiscal 2012 or 2011.

SUMMARY COMPENSATION TABLE

						Non-Equity	Nonqualified	All
Name and				Stock	Option	Incentive Plan	Deferred	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	Earnings ($)	($)	($)
Pol Brisset (1)	2012	22,807	9,961	0	0	0	0	0	32,768
President, Chief Executive Officer, Chief Financial Officer, Treasurer and a director	2011	0	0	0	0	0	0	0	0

Jamie Mills (2) Former President and Chief Executive Officer	2011	0	0	0	0	0	0	0	0

(1)Effective September 1, 2011 the Company entered into a service agreement with Pol Brisset, its principal executive officer, requiring a monthly payment of CDN $2,500.  Under the agreement the Company paid Mr. Brisset a USD $9,961 (CDN $10,000) bonus upon signing and has paid Mr. Brisset USD $22,807 (CDN $22,500) for the year ended May 31, 2012.

(2)During the period from May 11, 2010 (inception) to June 2, 2011, Jamie Mills was our President, Chief Executive Officer, Chairman and director. During such period, Mr. Mills did not receive any compensation for his services. Mr. Mills resigned from the Company on June 2, 2011.

Since inception, we have not paid compensation exceeding $100,000 per year to any of our executive officers.

Outstanding Equity Awards

There have been no equity awards of any kind granted to any of the Company’s officers or directors as of May 31, 2012.

Compensation of Directors

Name (a)	Year	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Michal Gnitecki (1)	2012	999	0	0	0	0	0	999

Manny Dhinsa (2)	2012	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0

(1)Effective April 2, 2012 Mr. Gnitecki was appointed as Secretary and a director of the Company and will be compensated at CDN $500 (USD $499) per month to serve as secretary and director.  He was compensated for April and May 2012 for a total of $999.

(2) Effective July 1, 2011 the Company entered into a service agreement with Manny Dhinsa, requiring payments of CDN $500 per month to serve on the Board of Directors.  Due to Mr. Dhinsa not being available to fulfill his obligations under his service agreement, effective April 2, 2012 Mr. Dhinsa was removed as secretary and director of the Company.  As a result, no payments were made to Manny Dhinsa during the year ended May 31, 2012.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of August 29, 2012, the number of shares of common stock of the Company beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security.

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

The percentages below are calculated based on 61,750,000 shares of Common Stock which are issued and outstanding as of August 29, 2012.  Unless indicated otherwise, all addresses below are c/o Buckeye Oil & Gas Inc., 8275 S. eastern Avenue, Suite 200, Las Vegas, Nevada, 89123.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Ravi Dhaddey	32,900,000	53.3%
Pol Brisset	6,100,000	9.9%
Michal Gnitecki	0	0
Directors and Officers as a Group (2 individuals)	6,100,000	9.9%

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

On June 23, 2011 the Company entered into a Stock Purchase Agreement to acquire all of the issued and outstanding shares of Buckeye Canada for $400,000, which was paid by the issuance to Pol Brisset, the Company's President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer and a director, of 1,000,000 shares of common stock of the Company. As a result of the acquisition, Buckeye Canada became a wholly-owned subsidiary of the Company.

The Company has engaged a privately-owned web design firm to develop the Company’s web site.  Mr. Brisset is the controlling shareholder of the web design firm.  During the year ended May 31, 2012 the Company paid this firm $10,923 for services related to the design and development of the Company’s web site.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Conner & Associates PC, was the independent registered public accounting firm for the Company since inception on May 11, 2010 until December 15, 2010.  Effective February 5, 2011, the Company retained ZS Consulting Group, LLP as an independent registered public accounting firm for the Company’s financial statements going forward. Fees billed to the Company for the fiscal years ending May 31, 2012 and 2011 are set forth below:

	Fiscal year ending May 31, 2012	Fiscal year ending May 31, 2010
Audit Fees	$7,500	$4,500
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

As of May 31, 2012, the Company did not have a formal, documented pre-approval policy for the fees of the principal accountant. It is in the process of adopting such a policy.

Item 15.   Exhibits

EXHIBIT NUMBER	DESCRIPTION
3.1	Certificate of Incorporation of Registrant. (1)
3.1.1	Articles of Amendment(5)
3.2	By-Laws of Registrant. (2)
4.1	Form of stock certificate. (3)
10.1	Stock Purchase Agreement dated June 23, 2011 among Buckeye Oil & Gas, Inc., Pol Brisset and Buckeye Oil & Gas Canada, Inc.(4)
10.2	Farmout and Participation Agreement dated May 12, 2011 between Luxor Oil & Gas Ltd. and Buckeye Oil & Gas (Canada), Inc.(4)
10.3	Service Agreement dated July 1, 2011 by and between Manny Dhinsa and Buckeye Oil & Gas, Inc.(5)
10.4	Form of Regulation S Subscription Agreement (6)
10.5	Service Agreement dated September 1, 2011 by and between Pol Brisset and Buckeye Oil & Gas, Inc.(7)
10.6	Service Agreement dated September 1, 2011 by and between Manny Dhinsa and Buckeye Oil & Gas, Inc.(7)
10.7	Participation Agreement dated May 16, 2011 by and between Buckeye Oil & Gas, (Canada), Inc. and Pioneer Marketing Group Ltd.(8)
10.8	Service Agreement dated April 2, 2012 by and between Michal Gnitecki and Buckeye Oil & Gas, Inc. (9)
31	Rule 13a-14(a)/15d14(a) Certifications
32	Section 1350 Certifications

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
(5) Previously filed with the Company’s Form 10-K submitted to the SEC on August 25, 2011.
(6) Previously filed with the Company’s Form 8-K submitted to the SEC on August 30, 2011.
(7) Previously filed with the Company’s Form 8-K submitted to the SEC on September 8, 2011.
(8) Previously filed with the Company’s Form S-1/A submitted to the SEC on November 1, 2011.
(9) Previously filed with the Company’s Form 8-K submitted to the SEC on April 3, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUCKEYE OIL & GAS, INC.

Dated: August 29, 2012	By: /s/ Pol Brisset
Name: Pol Brisset
Title: President, Chief Executive and Chief Financial Officer, Principal Accounting Officer, Treasurer, and Director (Principal Executive, Financial, and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, , this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/Pol Brisset Pol Brisset	President, Chief Executive and Chief Financial Officer, Principal Accounting Officer, Treasurer, and Director (Principal Executive, Financial, and Accounting Officer)	August 29, 2012

/s/ Michal Gnitecki Michal Gnitecki	Director and Secretary	August 29, 2012