Form 10-Q
period 2012-08-31
Buckeye Oil & Gas, Inc.
filed 2012-10-15
CIK 1495648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended August 31, 2012
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 61,750,000 shares of common stock, $0.0001 par value, were issued and outstanding as of October 15, 2012.

Item 1.  Financial Statements
BUCKEYE OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	August 31,	May 31,
	2012	2012
ASSETS
Current Assets
Cash	$24,205	$61,654
Accounts Receivable	2,246	2,199
Prepaid Expenses	5,304	1,883
Total Current Assets	31,755	65,736

Oil and Gas Property Interests (note 4)	970,856	970,856

Total Assets	$1,002,611	$1,036,592

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	$33,826	$49,354

Total Current Liabilities	33,826	49,354

Long Term Liabilities
Asset Retirement Obligations (note 5)	10,394	9,565
Total Long Term Liabilities	10,394	9,565

Total Liabilities	44,220	58,919

Stockholders' Equity (Deficit)
Common Stock, Par Value $.0001
Authorized 500,000,000 shares,
61,750,000 shares issued and outstanding at August 31, 2012
(61,750,000 shares issued at May 31, 2012)	6,175	6,175
Paid-In Capital	1,164,825	1,164,825
Deficit Accumulated During Exploration Stage	(212,609)	(193,327)

Total Stockholders' Equity (Deficit)	958,391	977,673

Total Liabilities and Stockholders' Equity	$1,002,611	$1,036,592

The accompanying notes are an integral part of these financial statements.

BUCKEYE OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative
			Since
	For the Three-Months Ended		May 11, 2010
	August 31,		(Inception) to
	2012	2011	August 31, 2012
Revenues
Oil and gas revenues	$–	$–	$8,401

Expenses
Operating Expenses	4,450	–	73,156
Accretion	362	–	1,205
Professional Fees	750	5,800	38,935
Office and Sundry	3,468	2,533	60,176
Rent	450	900	2,550
Management and Directors’ Fees	8,670	1,022	42,437
Total Expenses	(18,150)	(10,255)	(218,459)
Net Loss from Operations	(18,150)	(10,255)	(210,058)
Other Income (Expenses)
Foreign Exchange Gain (Loss)	(1,132)	(1,391)	(2,551)
Net Other Income (Expenses)	(1,132)	(1,391)	(2,551)

Net Loss	$(19,282)	$(11,646)	$(212,609)

Basic and Diluted loss per share	$(0.00)	$(0.00)

Weighted Average Shares Outstanding (1)	61,750,000	61,747,826

(1)	Reflects the 17:1 forward stock split completed on June 1, 2011.

The accompanying notes are an integral part of these financial statements.

BUCKEYE OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			Cumulative
			Since
			May 11, 2010
	For the Three-Months Ended		(Inception) to
	August 31,		August 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(19,282)	$(11,646)	$(212,609)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities
Accretion Expense	362	-	1,205
Change in Operating Assets and Liabilities
Decrease (Increase) In Accounts Receivable	(47)	(7)	(2,246)
Decrease (Increase) in Prepaid Expenses	(3,421)	(1,198)	(5,304)
Increase (Decrease) in Accounts Payable	(15,528)	8,782	33,826
Net Cash Used in Operating Activities	(37,916)	(4,069)	(185,128)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Oil and Gas Property Interests	-	(392,604)	(802,295)
Cash Acquired on Business Combination	-	240,161	240,161
Net Cash Used in Investing Activities	-	(152,443)	(562,134)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the Sale of Common Stock	-	450,000	771,000
Net Cash Provided by Financing Activities	-	450,000	771,000
Foreign Exchange Effect on Cash	467	-	467
Net (Decrease) Increase in Cash and Cash Equivalents	(37,449)	293,488	24,205
Cash and Cash Equivalents at Beginning of Period	61,654	2,515	-
Cash and Cash Equivalents at End of Period	$24,205	$296,003	$24,205

The accompanying notes are an integral part of these financial statements.

BUCKEYE OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)
Cumulative
Since
May 11, 2010
	For the Three-Months Ended		(inception) to
	August 31,	August 31,	August 31,
	2012	2011	2012

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING INFORMATION
Long Term Liabilities - Asset Retirement Obligation	$—	$—	$9,696
Shares issued on acquisition of Buckeye Oil & Gas (Canada), Inc.	$—	$—	$400,000

The accompanying notes are an integral part of these financial statements.

BUCKEYE OIL & GAS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS

Organization and Basis of Presentation

Buckeye Oil & Gas, Inc. (an exploration stage company) (the “Company”) was incorporated in the state of Florida on May 11, 2010 under the name Benefit Solutions Outsourcing Corp. On May 19, 2011 the Board of Directors and majority shareholder of the Company approved a change to the Company’s Articles of Incorporation which affected a name change of the company to “Buckeye Oil & Gas, Inc.”, and changed the business of the Company to oil and gas exploration.  The changes became effective at the close of business on June 1, 2011.

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

Nature of Operations

The Company has had limited production from its properties as of August 31, 2012. We are engaged in the acquisition, exploration and if warranted and feasible, the development of oil and gas properties.  We currently have a 28% working interest in two properties located in Alberta, Canada.  We have drilled an exploration well on each respective property had but neither well is currently in production.

Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of Buckeye Oil & Gas, Inc. and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended May 31, 2012.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended May 31, 2012 has been omitted.  The results of operations for the three-month period ended August 31, 2012 are not necessary indicative of results for the entire year ending May 31, 2013.

NOTE 2 – ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States (GAAP) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company only commenced its oil and gas exploration activities in June 2011.  The Company has realized only limited revenue from its present operations.  During the three-months ended August 31, 2012, the Company incurred a net loss of $19,282.  Since inception on May 11, 2010 the Company has an accumulated deficit of $212,609 to August 31, 2012.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent on its ability to develop its oil and gas properties and ultimately achieve profitable operations and to generate sufficient cash flow from financing and operations to meet its obligations as they become payable. The Company expects that it will need approximately $484,000 to fund its operations during the next twelve months which will include capital payments under its property agreement (note 4) and the costs associated with maintaining an office.  Management may seek additional capital through a private placement and public offering of its common stock.  Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.  Accordingly, no adjustment relating to the recoverability and classification of recorded asset amounts and the classification of liabilities has been made to the accompanying financial statements in anticipation of the Company not being able to continue as a going concern.

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

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. The Company did not have any dilutive instruments outstanding at August 31, 2012.

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

Uncertain Tax Positions

The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, Accounting for Uncertainty in Income Taxes. The Company had no material unrecognized income tax assets or liabilities for the year ended May 31, 2012 or for the year ended May 31, 2011. The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the year ended May31, 2012 and 2011, there were no income tax, or related interest and penalty items in the income statement, or liability on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and Florida State.  Tax years 2011 to present remain open to income tax examination.  The Company is not currently involved in any income tax examinations.

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

The Company has recognized only minimal revenue from its oil and gas exploration activities as of August 31, 2012.  The Company began earning revenue from its 28% working interest it has in its Valhalla Property commencing in October, 2011 and its 28% working interest in its Spirit Rycroft Property in March 2012.  Currently, neither property is in production.  Both properties are located in Alberta, Canada.

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these financial statements as presented and does not anticipate the need for any future restatement of these financial statements because of the retro-active application of any accounting pronouncements issued subsequent to August 31, 2012 through the date these financial statements were issued.

NOTE 4 – OIL AND GAS PROPERTY INTERESTS (Unproven)

	August 31, 2012 (Cumulative)
	Valhalla	Sprit Rycroft	Total
	(unproven)	(unproven)
Property acquisition costs	$345,600	$610,780	$956,380
Geological and geophysical	2,593	2,187	4,780
Asset Retirement Obligation	4,848	4,848	9,696
Total expenditures	$353,041	617,815	970,856

Farmout and Participation Agreement with Luxor

The Company’s sole assets are rights acquired by Buckeye Canada pursuant to a May 12, 2011 Farmout and Participation Agreement with Luxor Oil & Gas, Inc. (“Luxor”). Under this agreement Buckeye Canada has agreed to incur 80% of the cost of drilling a well on one of Luxor’s properties in exchange for a 56% working interest in said well. In a separate agreement, on May 16, 2011 Buckeye Canada entered into a Participation Agreement whereby the Company agreed to share its obligations and rights under the agreement with Luxor with a partner on a 50% basis.  The partner is a privately-owned company called Pioneer Marketing Group, Ltd. (“Pioneer”).  The Participation Agreement requires Buckeye Canada and Pioneer to equally fund Buckeye Canada’s obligations under the Luxor agreement and to participate equally in the interest in the well.  Accordingly, Buckeye Canada and Pioneer will each pay a net 40% of the initial capital costs and earn a 28% working interest each in any wells drilled by Luxor, as long as Pioneer continues to fund its half of the required amount of expenses.

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

Buckeye Canada also has the right of first refusal to participate on two additional properties if Luxor determines that it desires to pursue drilling on those properties. If Buckeye Canada exercises this right, it will need to pay 80% of such expenses in exchange for a 56% working interest.  On July 26, 2011 Buckeye Canada exercised its rights to participate in a second well drilled by Luxor.  The second property is called Spirit Rycroft and the well on this property was drilled in August 2011 (the “SR Well”).  The Company paid Luxor an aggregate CDN $202,706 (USD $206,422) for the drilling of the SR Well and an additional CDN $162,383 (USD $158,810) for partial completion of the well.  In February 2012, the Company paid CDN $119,540 (USD $119,888) for the construction of a pipeline to tie-in the SR Well to local infrastructure.  In April 2012, the Company paid the final amount of CDN $126,150 (USD $125,660) for the surface infrastructure.  The SR Well started producing oil and liquids in March 2012 but has had only limited production to date and is currently shut in and not producing.  It is not yet known if the SR Well will be economic.  Buckeye Canada has now earned its 28% interest in the SR Well as well as the entire property on which the SR Well is located.

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

NOTE 5 – ASSET RETIREMENT OBLIGATION

As at August 31, 2012 the Company’s asset retirement obligation was comprised of its 28% working interest in the Valhalla and SR Wells.  The Company has estimated its August 31, 2012 obligation at $10,394 which includes accretion expense of $362 for the three-months ended August 31, 2012.

NOTE 6 – RELATED PARTY TRANSACTIONS

Effective September 1, 2011 the Company entered into a service agreement with Pol Brisset, its principal executive officer, requiring a monthly payment of CDN $2,500.  Under the agreement the Company paid Mr. Brisset $7,225 (CDN $7,500) for the three-months ended August 31, 2012.

Effective as of April 2, 2012, Michal Gnitecki was appointed as Secretary and a director of the Company and will be compensated at CDN $500 per month to serve as secretary and director.  For the three-months ended August 31, 2012, the Company paid $1,445 (CDN $1,500) to Mr. Gnitecki.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements of Buckeye Oil & Gas, Inc. (the “Company”), which are included elsewhere in this Form 10-Q.  Certain statements contained in this report, including statements regarding the anticipated development and expansion of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements.  Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For a more detailed listing of some of the risks and uncertainties facing the Company, please see the Form 10-K for the year ended May 31, 2012 filed by the Company with the Securities and Exchange Commission.

All forward-looking statements speak only as of the date on which they are made. The Company undertakes no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

Plan of Operations

During the twelve-month period ending August 31, 2013, our objective is to continue to fund our agreement with Luxor.  Management is discussing the next steps with Luxor.  It is not known whether additional wells will be drilled on either the Valhalla Property or the Spirit Rycroft Property or if a third property will be drilled.  Regardless of the next well to be drilled, the Company will be required to fund its portion of the exploration program.

We continue to rely on Luxor to provide their employees and to source appropriate contractors to undertake the drill programs on the properties subject to the Farmout Agreement. We remain focused on keeping the staff compliment, which currently consists of our two directors and one officer, at a minimum to conserve capital. Our staffing level does not currently hinder our operations, as outsourcing of necessary operations continues to be the most cost effective and efficient manner of conducting the business of the Company.

Results of Operations

Revenues

We did not earn any revenues during the three-months ended August 31, 2012 or 2011.  We do not anticipate earning revenues until such time as we have entered into commercial production of our oil and gas properties.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of natural resources on our properties, or if such resources are discovered, that we will enter into commercial production of our properties.

Operating Expenses

For the three-months ended August 31, 2012 our net loss was $19,282compared to $11,646 for the three-months ended August 31, 2011.  Expenses have increased in the current period due increased operating costs, office and sundry, and management fees partially offset by lower professional fees in the three-months ended August 31, 2012 compared to the three-months ended August 31, 2011.  The Company incurred $4,450 in operating expenses in the three-months ended August 31, 2012 while it did not have any operations for the three-months ended August 31, 2011.  Office and sundry has increased in the current year to $3,468 from $2,533 in the prior year due to higher SEC filing fees partially offset by lower transfer agent fees in 2012 compared to 2011.  Management fees increased in the current year due to the timing of the appointment of management in 2011.  The Company’s current President and CEO was appointed on September 1, 2011 resulting in no fees being paid to him for the three-months ended August 31, 2011 while for the three-months ended August 31, 2012, the Company paid $7,225 in fees.  Professional fees were $750 in the three-months ended August 31, 2012 compared to $5,800 for the three-months ended August 31, 2011.  The higher professional fees in 2011 were the result of the Company incurring legal and accounting fees associated with its acquisition of Buckeye Canada and due to the change of control that occurred in June 2011.

Liquidity and Capital Resources

We had a cash balance of $24,205 and working capital of negative ($2,071) at August 31, 2012. We anticipate that we will incur the following expenses over the next twelve months:

Net cash used in operating activities during the three-months ended August 31, 2012 was $37,916 compared to $4,069 during the same period in 2011.  A portion of the increase was due to an increase in the net loss for the three-months ended August 31, 2012 to $19,282 from $11,646 in 2011.  In addition, in 2012 we had a net outflow from changes in accounts payable and accrued liabilities of $15,528 compared to a net inflow of $8,782 in 2011.  There was $450,000 received from the sale of common stock in 2011 while there were no financing activities in 2012.  Investing activities for the three-months ended August 31, 2011 consisted of $392,604 used for the acquisition of oil and gas property interests and $240,161 received upon the acquisition of Buckeye Oil & Gas (Canada), Inc. There were no investing activities in 2012.

We anticipate that we will require approximately an additional $484,000 to fund our operations for the next 12 months.  We may seek to raise the additional funding that we require in the form of equity financing from the sale of our common stock.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our operations.  We currently do not have any agreements or arrangements in place for any future equity financing.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Smaller reporting companies are not required to provide the information required by this Item.

Item 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of August 31, 2012. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this Item 1A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mining Safety Disclosures

Not applicable.

Item 5. Other information

None.

Item 6. Exhibits

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

Date:   October 15, 2012

BUCKEYE OIL & GAS, INC.

By:   /s/ Pol Brisset
       Pol Brisset
       President, Chief Executive Officer, Chief Financial Officer, and Treasurer
     (Principal Executive, Financial, and Accounting Officer)