Form 10-Q
period 2012-11-30
Buckeye Oil & Gas, Inc.
filed 2013-01-14
CIK 1495648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended November 30, 2012
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from _____________ to _____________
Commission File Number: 000-54452

BUCKEYE OIL & GAS, INC.
(Exact name of registrant as specified in its charter)

Florida	80-0778461
(State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

8275 S. Eastern Avenue, Suite 200
Las Vegas, Nevada, 89123
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 61,750,000 shares of common stock, $0.0001 par value, were issued and outstanding as of January 14, 2013.

Item 1.  Financial Statements
BUCKEYE OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	November 30,	May 31,
	2012	2012
ASSETS
Current Assets
Cash	$2,496	$61,654
Accounts Receivable	1,047	2,199
Prepaid Expenses	3,554	1,883
Total Current Assets	7,097	65,736

Oil and Gas Property Interests (note 4)	1,015,408	970,856

Total Assets	$1,022,505	$1,036,592

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	$82,794	$49,354

Total Current Liabilities	82,794	49,354

Long Term Liabilities
Asset Retirement Obligations (note 5)	10,496	9,565
Total Long Term Liabilities	10,496	9,565

Total Liabilities	93,290	58,919

Stockholders' Equity
Common Stock, Par Value $.0001
Authorized 500,000,000 shares,
61,750,000 shares issued and outstanding at November 30, 2012
and May 31, 2012	6,175	6,175
Paid-In Capital	1,164,825	1,164,825
Deficit Accumulated During Exploration Stage	(241,785)	(193,327)

Total Stockholders' Equity	929,215	977,673

Total Liabilities and Stockholders' Equity	$1,022,505	$1,036,592

The accompanying notes are an integral part of these financial statements.

BUCKEYE OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
					Cumulative
					Since
	For the Three Months		For the Six Months		May 11, 2010
	Ended		Ended		(Inception) to
	November 30,		November 30,		November 30
	2012	2011	2012	2011	2012
Revenues
Oil & Gas Revenue	$-	$4,966	$-	$4,996	$8,401

Expenses
Operating Expenses	4,555	30,411	9,005	30,411	77,711
Accretion	187	335	549	335	1,392
Professional Expenses	4,993	10,278	5,743	16,078	43,928
Office and Sundry	9,937	6,273	13,405	8,806	70,113
Rent	450	300	900	1,200	3,000
Management and Directors’ Fees	9,126	19,296	17,796	20,318	51,563
Total Expenses	29,248	66,893	47,398	77,148	247,707
Net Loss from Operations	(29,248)	(61,927)	(47,398)	(72,182)	(239,306)

Other Income (Expenses)
Foreign Exchange Gain (Loss)	72	17,887	(1,060)	16,496	(2,479)
Net Other Income (Expenses)	72	17,887	(1,060)	16,496	(2,479)

Net Loss	$(29,176)	$(44,040)	$(48,458)	$(55,686)	$(241,785)

Basic and Diluted
Loss per Share (1)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares
Outstanding	61,750,000	61,200,000	61,750,000	61,475,410

The accompanying notes are an integral part of these financial statements.

BUCKEYE OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			Cumulative
			Since
			May 11, 2010
	For the Six-Months Ended		(Inception) to
	November 30,		November 30,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(48,458)	$(55,686)	$(241,785)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities
Accretion Expense	549	335	1,392
Change in Operating Assets and Liabilities
Decrease (Increase) In Accounts Receivable	1,152	(5,784)	(1,047)
Decrease (Increase) in Prepaid Expenses	(1,671)	(894)	(3,554)
Increase (Decrease) in Accounts Payable	(11,112)	23,809	38,242
Net Cash Used in Operating Activities	(59,540)	(38,220)	(206,752)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Oil and Gas Property Interests	382	(551,996)	(801,913)
Cash Acquired on Business Combination	-	240,161	240,161
Net Cash Used in Investing Activities	382	(311,835)	(561,752)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the Sale of Common Stock	-	450,000	771,000
Net Cash Provided by Financing Activities	-	450,000	771,000
Net (Decrease) Increase in Cash and Cash Equivalents	(59,158)	99,945	2,496
Cash and Cash Equivalents at Beginning of Period	61,654	2,515	-
Cash and Cash Equivalents at End of Period	$2,496	$102,460	$2,496

The accompanying notes are an integral part of these financial statements.

BUCKEYE OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)
Cumulative
Since
May 11, 2010
	For the Three-Months Ended		(inception) to
	November 30,	November 30,	November 30,
	2012	2011	2012

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Accounts payable related to acquisition of oil and gas property interests	$44,552	$—	$44,552
Long Term Liabilities - Asset Retirement Obligation	$—	$—	$9,695
Shares issued on acquisition of Buckeye Oil & Gas (Canada), Inc.	$—	$—	$400,000

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

The accompanying financial statements have been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the United States on a going concern basis.  The interim unaudited consolidated financial statements include the accounts of Buckeye Oil & Gas, Inc., and its wholly-owned subsidiary, Buckeye Oil & Gas (Canada), Inc.  All intercompany accounts and transactions have been eliminated in the interim unaudited consolidated financial statements.

Nature of Operations

The Company has had limited production from its properties as of November 30, 2012. We are engaged in the acquisition, exploration and if warranted and feasible, the development of oil and gas properties.  We currently have a 28% working interest in two properties located in Alberta, Canada.  We have drilled an exploration well on each respective property had but neither well is currently in production.

Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of Buckeye Oil & Gas, Inc. and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended May 31, 2012.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended May 31, 2012 has been omitted.  The results of operations for the three and six-month periods ended November 30, 2012 are not necessary indicative of results for the entire year ending May 31, 2013.
NOTE 2 – ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States (GAAP) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company only commenced its oil and gas exploration activities in June 2011.  The Company has realized only limited revenue from its present operations.  During the six-months ended November 30, 2012, the Company incurred a net loss of $48,548.  Since inception on May 11, 2010 the Company has an accumulated deficit of $241,785to November 30, 2012.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent on its ability to develop its oil and gas properties and ultimately achieve profitable operations and to generate sufficient cash flow from financing and operations to meet its obligations as they become payable. The Company expects that it will need approximately $96,000 to fund its operations during the next twelve months which will include capital payments under its property agreement (note 4) and the costs associated with maintaining an office.  Management may seek additional capital through a private placement and public offering of its common stock.  Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.  Accordingly, no adjustment relating to the recoverability and classification of recorded asset amounts and the classification of liabilities has been made to the accompanying financial statements in anticipation of the Company not being able to continue as a going concern.

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

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. The Company did not have any dilutive instruments outstanding at November 30, 2012.

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

The Company has recognized only minimal revenue from its oil and gas exploration activities as of November 30, 2012.  The Company began earning revenue from its 28% working interest it has in its Valhalla Property commencing in October, 2011 and its 28% working interest in its Spirit Rycroft Property in March 2012.  Currently, neither property is in production.  Both properties are located in Alberta, Canada.

New Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these financial statements as presented and does not anticipate the need for any future restatement of these financial statements because of the retro-active application of any accounting pronouncements issued subsequent to November 30, 2012 through the date these financial statements were issued.

NOTE 4 – OIL AND GAS PROPERTY INTERESTS (Unproven)

	November 30, 2012 (Cumulative)
	Valhalla	Sprit Rycroft	Total
	(unproven)	(unproven)
Property acquisition costs	$378,462	$622,470	$1,000,932
Geological and geophysical	2,593	2,187	4,780
Asset Retirement Obligation	4,848	4,848	9,696
Total expenditures	$385,903	629,505	1,015,408

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

The first well drilled under the agreement with Luxor is located the Valhalla area of Alberta (“Valhalla Well”), Canada and was drilled in July 2011.  The Valhalla Well was completed in August, 2011 and initial production began in October 2011. Due to water accumulation issues, the Valhalla Well has had only limited production and is currently shut-in and not producing.  Buckeye Canada has now earned its 28% interest in the Valhalla Well as well as the entire property on which the Valhalla Well is located.

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

NOTE 5 – ASSET RETIREMENT OBLIGATION

As at November 30, 2012 the Company’s asset retirement obligation was comprised of its 28% working interest in the Valhalla and SR Wells.  The Company has estimated its November 30, 2012 obligation at $10,496 which includes accretion expense of $549 for the six-months ended November 30, 2012.

NOTE 6 – RELATED PARTY TRANSACTIONS

Effective September 1, 2011 the Company entered into a service agreement with Pol Brisset, its principal executive officer, requiring a monthly payment of CDN $2,500.  Under the agreement the Company paid Mr. Brisset $14,830 (CDN $15,000) for the six-months ended November 30, 2012.

Effective as of April 2, 2012, Michal Gnitecki was appointed as Secretary and a director of the Company and will be compensated at CDN $500 per month to serve as secretary and director.  For the six-months ended November 30, 2012, the Company paid $2,966 (CDN $3,000) to Mr. Gnitecki.

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

Plan of Operations

During the twelve-month period ending November 30, 2013, our objective is to continue to fund our agreement with Luxor.  Management is discussing the next steps with Luxor.  It is not known whether additional wells will be drilled on either the Valhalla Property or the Spirit Rycroft Property or if a third property will be drilled.  Regardless of the next well to be drilled, the Company will be required to fund its portion of the exploration program.

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

Results of Operations

Revenues

We earned $0 and $4,966 in revenue for the three months ended November 30, 2012 and 2011 respectively.  In addition, we earned $0 and $4,966in revenue for the six months ended November 30, 2012 and 2011 respectively.  Limited production has occurred previously on our two properties but neither property is currently in production.  It is not known when, or if, production from either property will be re-started.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of natural resources on our properties, or if such resources are discovered, that we will enter into commercial production of our properties.

Operating Expenses

For the three-months ended November 30, 2012 our net loss was $29,176 compared to $44,040 for the three-months ended November 30, 2011.  Expenses have decreased in the current period due to decreased operating costs, professional fees, and management fees partially offset by increased office and sundry in the three-months ended November 30, 2012 compared to the three-months ended November 30, 2011.  The Company incurred $4,555 in operating expenses in the three-months ended November 30, 2012 compared to $30,411 for the three-months ended November 30, 2011.  The decrease was due to the wells on both properties not being in production during the three months ended November 30, 2012 compared to the Valhalla Well being in production during the three months ended November 30, 2011.  Management fees decreased in the current year due to the timing of the appointment of management in 2011.  The Company’s current President and CEO was appointed on September 1, 2011.  When he was appointed he was paid a signing bonus.  No bonus was paid to him during the current period.  Professional fees were $4,993 in the three-months ended November 30, 2012 compared to $10,278 for the three-months ended November 30, 2011.  The higher professional fees in 2011 were the result of the Company incurring legal and accounting fees associated with its acquisition of Buckeye Canada and due to the change of control that occurred in June 2011.  Office and sundry has increased in the current period to $9,937 from $6,273 in the prior year due to higher SEC filing fees partially offset by lower transfer agent fees in 2012 compared to 2011.

For the six-months ended November 30, 2012 our net loss was $48,458 compared to $55,686 for the six-months ended November 30, 2011.  Expenses have decreased in the current period due to decreased operating costs, professional expenses, and management fees partially offset by increased office and sundry in the six-months ended November 30, 2012 compared to the six-months ended November 30, 2011.  The Company incurred $9,005 in operating expenses in the six-months ended November 30, 2012 compared to $30,411 for the six-months ended November 30, 2011.  The decrease was due to the wells on both properties not being in production during the six months ended November 30, 2012 compared to the Valhalla Well being in production during a portion of the six months ended November 30, 2011.  Management fees decreased in the current year due to the timing of the appointment of management in 2011.  The Company’s current President and CEO was appointed on September 1, 2011.  When he was appointed he was paid a signing bonus.  No bonus was paid to him during the current period.  Professional fees were $5,743 in the six-months ended November 30, 2012 compared to $16,078 for the six-months ended November 30, 2011.  The higher professional fees in 2011 were the result of the Company incurring legal and accounting fees associated with its acquisition of Buckeye Canada and due to the change of control that occurred in June 2011.  Office and sundry has increased in the current year to $13,405 from $8,806 in the prior year due to higher SEC filing fees partially offset by lower transfer agent fees in 2012 compared to 2011.

Liquidity and Capital Resources

We had a cash balance of $2,496 and working capital of negative ($75,697) at November 30, 2012. We anticipate that we will incur the following expenses over the next twelve months:

Net cash used in operating activities during the six-months ended November 30, 2012 was $59,540 compared to $38,220 for the six months ended November 30, 2011.  A decrease in the net loss was offset by changes to accounts payable and accrued liabilities.  The net loss decreased for the six-months ended November 30, 2012 to $48,458 from $55,686 in 2011.  However, we had a net outflow from changes in accounts payable and accrued liabilities of $11,112 for the six months ended November 30, 2012 compared to a net inflow of $23,809 in 2011.  There were no financing activities for the six months ended November 30, 2012 while $450,000 received from the sale of common stock during the six months ended November 30, 2011.  Investing activities for the six-months ended November 30, 2011 consisted of $551,996 used for the acquisition of oil and gas property interests and $240,161 received upon the acquisition of Buckeye Oil & Gas (Canada), Inc. In 2012 there was only $382 in investing activities related to the acquisition of oil and gas property interests.

We anticipate that we will require approximately $96,000 to fund our operations for the next 12 months.  We may seek to raise the additional funding that we require in the form of equity financing from the sale of our common stock.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our operations.  We currently do not have any agreements or arrangements in place for any future equity financing.

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

Item 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of November 30, 2012. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Date:   January 14, 2013

BUCKEYE OIL & GAS, INC.

By:  /s/ Pol Brisset
       Pol Brisset
       President, Chief Executive Officer, Chief Financial Officer, and Treasurer
     (Principal Executive, Financial, and Accounting Officer)