Form 10-Q
period 2013-02-28
Buckeye Oil & Gas, Inc.
filed 2013-04-15
CIK 1495648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended February 28, 2013
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 62,050,000 shares of common stock, $0.0001 par value, were issued and outstanding as of April 9, 2013.

Item 1.  Financial Statements
BUCKEYE OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	February 28,	May 31,
	2013	2012
ASSETS
Current Assets
Cash	$54,160	$61,654
Accounts Receivable	1,091	2,199
Prepaid Expenses	3,705	1,883
Total Current Assets	58,956	65,736

Oil and Gas Property Interests (note 4)	1,015,408	970,856

Total Assets	$1,074,364	$1,036,592

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	$79,606	$49,354

Total Current Liabilities	79,606	49,354

Long Term Liabilities
Asset Retirement Obligations (note 5)	10,378	9,565
Total Long Term Liabilities	10,378	9,565

Total Liabilities	89,984	58,919

Stockholders' Equity
Common Stock, Par Value $.0001
Authorized 500,000,000 shares,
62,050,000 and 61,750,000 shares issued and outstanding at
February 28, 2013 and May 31, 2012, respectively	6,205	6,175
Paid-In Capital	1,224,795	1,164,825
Deficit Accumulated During Exploration Stage	(246,620)	(193,327)

Total Stockholders' Equity	984,380	977,673

Total Liabilities and Stockholders' Equity	$1,074,364	$1,036,592

BUCKEYE OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
					Cumulative
					Since
	For the Three Months		For the Nine Months		May 11, 2010
	Ended		Ended		(Inception) to
	February 28,	February 29,	February 28,	February 29,	February 28,
	2013	2012	2013	2012	2013
Revenues
Oil & Gas Revenue	$-	$1,798	$-	$6,764	$8,401

Expenses
Operating Expenses	-	11,507	9,012	41,918	77,718
Accretion	276	258	825	593	1,668
Professional Expenses	2,566	5,976	8,309	22,054	46,494
Office and Sundry	2,556	8,754	15,954	17,560	72,662
Rent	450	450	1,350	1,650	3,450
Management and Directors’ Fees	1,501	8,845	19,297	29,163	53,064
Total Expenses	7,349	35,790	54,747	112,938	255,056
Net Loss from Operations	(7,349)	(33,992)	(54,747)	(106,174)	(246,655)

Other Income (Expenses)
Foreign Exchange Gain (Loss)	2,514	(15,004)	1,454	1,492	35
Net Other Income (Expenses)	2,514	(15,004)	1,454	1,492	35

Net Loss	$(4,835)	$(48,996)	$(53,293)	$(104,682)	$(246,620)

Basic and Diluted
Loss per Share (1)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares
Outstanding	61,760,000	61,246,154	61,753,297	61,399,270

BUCKEYE OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			Cumulative
			Since
			May 11, 2010
	For the Nine-Months Ended		(Inception) to
	February 28,	February 29,	February 28,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(53,293)	$(104,682)	$(246,620)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities
Accretion Expense	825	593	1,668
Change in Operating Assets and Liabilities
Decrease (Increase) In Accounts Receivable	1,108	(1,122)	(1,091)
Decrease (Increase) in Prepaid Expenses	(1,822)	(440)	(3,705)
Increase (Decrease) in Accounts Payable	(14,300)	9,954	35,054
Net Cash Used in Operating Activities	(67,482)	(95,697)	(214,694)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Oil and Gas Property Interests	(12)	(671,592)	(802,307)
Cash Acquired on Business Combination	-	240,161	240,161
Net Cash Used in Investing Activities	(12)	(431,431)	(562,146)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the Sale of Common Stock	60,000	600,000	831,000
Net Cash Provided by Financing Activities	60,000	600,000	831,000
Net (Decrease) Increase in Cash and Cash Equivalents	(7,494)	72,872	54,160
Cash and Cash Equivalents at Beginning of Period	61,654	2,515	-
Cash and Cash Equivalents at End of Period	$54,160	$75,387	$54,160

BUCKEYE OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)
Cumulative
Since
May 11, 2010
	For the Nine-Months Ended		(inception) to
	February 28,	February 29,	February 28,
	2013	2012	2013

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Accounts payable related to acquisition of oil and gas property interests	$44,552	$—	$44,552
Long Term Liabilities - Asset Retirement Obligation	$—	$9,696	$9,696
Shares issued on acquisition of Buckeye Oil & Gas (Canada), Inc.	$—	$400,000	$400,000

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

Nature of Operations

The Company has had limited production from its properties as of February 28, 2013. The Company is engaged in the acquisition, exploration and if warranted and feasible, the development of oil and gas properties.  The Company has a 28% working interest in two properties located in Alberta, Canada and has drilled an exploration well on each respective property had but neither well is currently in production.

Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of Buckeye Oil & Gas, Inc. and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended May 31, 2012.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended May 31, 2012 has been omitted.  The results of operations for the three and nine-month periods ended February 28, 2013 are not necessarily indicative of results for the entire year ending May 31, 2013.

NOTE 2 – ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying consolidated financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States (GAAP) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company only commenced its oil and gas exploration activities in June 2011.  The Company has realized only limited revenue from its present operations.  During the nine-months ended February 28, 2013, the Company incurred a net loss of $53,293.  Since inception on May 11, 2010 the Company has an accumulated deficit of $246,620 to February 28, 2013.  Current cash on hand is not sufficient to fund all of our planned operations for the next twelve months.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent on its ability to develop its oil and gas properties and ultimately achieve profitable operations and to generate sufficient cash flow from financing and operations to meet its obligations as they become payable. The Company expects that it will need approximately $59,600 to fund its operations during the next twelve months which will include capital payments under its property agreement (note 4) and the costs associated with maintaining an office. Management may seek additional capital through a private placement and public offering of its common stock.  Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.  Accordingly, no adjustment relating to the recoverability and classification of recorded asset amounts and the classification of liabilities has been made to the accompanying financial statements in anticipation of the Company not being able to continue as a going concern.

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

Loss per Share

Net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares outstanding during the period. The Company did not have any dilutive instruments outstanding at February 28, 2013.

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

Uncertain Tax Positions

The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, Accounting for Uncertainty in Income Taxes. The Company had no material unrecognized income tax assets or liabilities for the year ended May 31, 2012 or for the year ended May 31, 2011. The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the year ended May 31, 2012 and 2011, there were no income tax, or related interest and penalty items in the income statement, or liability on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and Florida State.  Tax years 2011 to present remain open to income tax examination.  The Company is not currently involved in any income tax examinations.

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

The Company has recognized only minimal revenue from its oil and gas exploration activities as of February 28, 2013.  The Company began earning revenue from its 28% working interest it has in its Valhalla Property commencing in October, 2011 and its 28% working interest in its Spirit Rycroft Property in March 2012.  Currently, neither property is in production.  Both properties are located in Alberta, Canada.

New Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these financial statements as presented and does not anticipate the need for any future restatement of these financial statements because of the retro-active application of any accounting pronouncements issued subsequent to February 28, 2013 through the date these financial statements were issued.

NOTE 4 – OIL AND GAS PROPERTY INTERESTS (Unproven)

	February 28, 2013 (Cumulative)
	Valhalla	Sprit Rycroft	Total
	(unproven)	(unproven)
Property acquisition costs	$378,462	$622,470	$1,000,932
Geological and geophysical	2,593	2,187	4,780
Asset Retirement Obligation	4,848	4,848	9,696
Total expenditures	$385,903	$629,505	$1,015,408

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

The first well drilled under the agreement with Luxor is located the Valhalla area of Alberta (“Valhalla Well”), Canada and was drilled in July 2011.  The Valhalla Well was completed in August, 2011 and initial production began in October 2011. Due to water accumulation issues, the Valhalla Well has had only limited production and is currently shut-in and not producing.  It is not yet known if the Valhalla Well will be economic.  Buckeye Canada has now earned its 28% interest in the Valhalla Well as well as the entire property on which the Valhalla Well is located.

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

The agreement with Luxor provides for Buckeye Canada to earn its working interest on the entire property and not just on the respective well.  As a result, now that Buckeye Canada has earned-in on the Valhalla and Spirit Rycroft Properties, Buckeye Canada will pay 28% of the capital costs on any new wells drilled on either property and earn a 28% working interest.  On the potentially three properties that are part of the Luxor agreement, Buckeye Canada pays 40% of the capital costs to earn a 28% working interest on the first well but pays 28% of the capital costs to earn a 28% working interest on all subsequent wells drilled on the respective property.  Luxor has indicated that they will not be proceeding on a third property.  As a result, the agreement with Luxor will include the two properties currently under the Luxor agreement.

None of the Company’s properties currently contain any assigned reserves or resources.

NOTE 5 – ASSET RETIREMENT OBLIGATION

As at February 28, 2013 the Company’s asset retirement obligation was comprised of its 28% working interest in the Valhalla and SR Wells.  The Company has estimated its February 28, 2013 obligation at $10,378 which includes accretion expense of $825 for the nine-months ended February 28, 2013.

NOTE 6 – COMMON SHARE TRANSACTIONS

On February 26, 2013 the Company closed a private placement of 300,000 common shares at $0.20 per share for a total offering price of $60,000.  The common shares were offered by the Company pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.   The private placement was fully subscribed to by two non-U.S. persons.

NOTE 7 – RELATED PARTY TRANSACTIONS

Effective September 1, 2011 the Company entered into a service agreement with Pol Brisset, its principal executive officer, requiring a monthly payment of $2,472.  Under the agreement the Company paid Mr. Brisset $14,830 for the nine-months ended February 28, 2013.  In order to preserve working capital for the Company Mr. Brisset has agreed suspend his pay effective December 1, 2012.

Effective as of April 2, 2012, Michal Gnitecki was appointed as Secretary and a director of the Company and will be compensated at $496 per month to serve as secretary and director.  For the nine-months ended February 28, 2013, the Company paid $4,468 to Mr. Gnitecki.  In order to preserve working capital for the Company Mr. Gnitecki has agreed suspend his pay effective March 1, 2013.

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

Plan of Operations

During the twelve-month period ending February 28, 2013, our objective is to continue to fund our agreement with Luxor.  Management is discussing the next steps with Luxor.  It is not known whether additional wells will be drilled on either the Valhalla Property or the Spirit Rycroft Properties.  Luxor has indicated that they will not be undertaking a drill program on a potential third property under our agreement.  Regardless of the next well to be drilled, the Company will be required to fund its portion of the exploration program.

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

Results of Operations

Revenues

We earned $0 in revenue for the three months ended February 28, 2013 and $1,798 for the three months ended February 29, 2012.  In addition, we earned $0 in revenue for the nine months ended February 28, 2013 and $6,764 for the nine months ended February 29, 2012.  Limited production has occurred previously on our two properties and neither property is currently in production.  It is not known when, or if, production from either property will be re-started.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of natural resources on our properties, or if such resources are discovered, that we will enter into commercial production of our properties.

Operating Expenses and Net Loss

For the three-months ended February 28, 2013 our net loss was $4,835 compared to $48,996 for the three-months ended February 29, 2012.  The decreased loss was primarily due to lower expenses in the current period compared to the prior period.  Expenses have decreased in the current period due to decreased operating expenses, professional fees, management and directors’ fees, and office and sundry in the three-months ended February 28, 2013 compared to the three-months ended February 29, 2012.  The Company did not incur any operating expenses in the three-months ended February 28, 2013 compared to $11,507 for the three-months ended February 29, 2012.  The decrease was due to the wells on both properties not being in production during the three months ended February 28, 2013 compared to the Valhalla Well being in production during the three months ended February 29, 2012.  Management and directors’ fees decreased in the current period due to the Company’s President and CEO suspending his pay effective December 1, 2012.  As a result, we only incurred $1,501 in directors’ fees during the quarter ended February 28, 2013.  In the three months ended February 29, 2012 the Company paid both management fees to its President and CEO and directors’ fees.  Professional fees were $2,566 in the three-months ended February 28, 2013 compared to $5,976 for the three-months ended February 29, 2012.  The higher professional fees in 2012 were the result of the Company incurring legal and accounting fees associated with the filing of its S-1 with the Securities and Exchange Commission.  Office and sundry has decreased in the current period to $2,556 from $8,754 in the prior year due to lower SEC filing and transfer agent fees in 2013 compared to 2012.

For the nine-months ended February 28, 2013 our net loss was $53,293 compared to $104,682 for the nine-months ended February 29, 2012.  The decreased loss was primarily due to lower expenses in the current period compared to the prior period. Expenses have decreased in the current period due to decreased operating expenses, professional expenses, and management and directors’ fees in the nine-months ended February 28, 2013 compared to the nine-months ended February 29, 2012.  The Company incurred $9,012 in operating expenses in the nine-months ended February 28, 2013 compared to $41,918 for the nine-months ended February 29, 2012.  The decrease was due to the wells on both properties not being in production during the nine-months ended February 28, 2013 compared to the Valhalla Well being in production during a portion of the nine-months ended February 29, 2012.  Management and directors’ fees decreased in the current period to $19,297 in 2013 from $29,163 in 2012 due to partially to the timing of the appointment of management in 2012.  The Company’s current President and CEO was appointed on September 1, 2011.  When he was appointed he was paid a signing bonus.  No bonus was paid to him during the current period.  Also, management and directors’ fees decreased in the current period due to the Company’s President and CEO suspending his pay effective December 1, 2012.  Professional fees were $8,309 in the nine-months ended February 28, 2013 compared to $22,054 for the nine-months ended February 29, 2012.  The higher professional fees in 2012 were partially the result of the Company incurring legal and accounting fees associated with its acquisition of Buckeye Canada and due to the change of control that occurred in June 2011.  Also, the higher professional fees in 2012 were the result of the Company incurring legal and accounting fees associated with the filing of its S-1 with the Securities and Exchange Commission.

Liquidity and Capital Resources

We had a cash balance of $54,160 and working capital of negative ($20,650) at February 28, 2013. We anticipate that we will incur the following expenses over the next twelve months:

•	$18,000 for operating expenses for our two properties.
•	$41,600 for general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934 and for payments to our officers and directors.

Net cash used in operating activities during the nine-months ended February 28, 2013 was $67,482 compared to $95,697 for the nine-months ended February 29, 2012.  A decrease in the net loss was partially offset by changes to accounts payable and accrued liabilities.  The net loss decreased for the nine-months ended February 28, 2013 to $53,293 from $104,682 in 2012.  However, we had a net outflow from changes in accounts payable and accrued liabilities of $14,300 for the nine-months ended February 28, 2013 compared to a net inflow of $9,954 in 2012.  There were financing activities of $60,000 received from the issuance of common stock for the nine-months ended February 28, 2013 while $600,000 was received from the issuance of common stock during the nine-months ended February 29, 2012.  Investing activities for the nine-months ended February 29, 2012 consisted of 671,592 used for the acquisition of oil and gas property interests and $240,161 received upon the acquisition of Buckeye Oil & Gas (Canada), Inc. In 2013 there was only $12 in investing activities related to the acquisition of oil and gas property interests.

We anticipate that we will require approximately $59,600 to fund our operations for the next 12 months.  Current cash on hand is not sufficient to fund all of our planned operations for the next twelve months.  We may seek to raise the additional funding that we require in the form of equity financing from the sale of our common stock.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our operations.  We currently do not have any agreements or arrangements in place for any future equity financing.

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

Item 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of February 28, 2013. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On February 26, 2013 the Company closed a private placement of 300,000 common shares at $0.20 per share for a total offering price of $60,000.  The common shares were offered by the Company pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.   The private placement was fully subscribed to by two non-U.S. persons.  The proceeds will be used for general working capital purposes.

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

Date:   April 9, 2013

BUCKEYE OIL & GAS, INC.

By:   /s/ Pol Brisset
       Pol Brisset
       President, Chief Executive Officer, Chief Financial Officer, and Treasurer
     (Principal Executive, Financial, and Accounting Officer)