Form 10-K
period 2013-05-31
Buckeye Oil & Gas, Inc.
filed 2013-09-09
CIK 1495648

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as November 30, 2012 was approximately $0.

The number of shares of the issuer’s common stock issued and outstanding as of September 3, 2013 was 620,500 shares.

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

On May 19, 2011 the Board of Directors and majority shareholder of the Company approved a change to the Company’s Articles of Incorporation which affected a 17 for 1 forward stock split of our issued and outstanding common stock, changed the name of the company to “Buckeye Oil & Gas, Inc.”, and changed the business of the Company to oil and gas exploration.  The changes became effective at the close of business on June 1, 2011. The forward stock split was distributed to all shareholders of record on March 31, 2011. No cash was paid or distributed as a result of the forward stock split and no fractional shares were issued.  There was no change in the par value of our common stock.  All share and per share amounts presented in this Form 10-K and the consolidated financial statements have been adjusted for the stock split.

On June 2, 2011, Jamie Mills, the principal shareholder of the Company entered into a Stock Purchase Agreement which provided for the sale of his 380,000 shares of common stock of the Company (the “Shares”) to Ravi Dhaddey (who purchased 329,000 of the Shares) and Pol Brisset (who purchased 51,000 of the Shares). Combined, the Shares acquired by Messrs. Dhaddey and Brisset represented 65.07% of the issued and outstanding share capital of the Company on a fully-diluted basis at that time.  In connection with such purchase, Mr. Mills cancelled the other 1,150,000 shares in the Company which he had owned.

Effective as of June 2, 2011, in connection with the acquisition of the Shares, Pol Brisset was appointed a director of the Company upon the resignation of Jamie Mills from his positions as the sole officer and director of the Company. The Board of Directors of the Company then elected Pol Brisset as President, Chief Executive Officer, Chief Financial Officer and Treasurer.

Effective July 8, 2013, the Board of Directors and a majority of the Company’s shareholders approved a reverse split of the Company’s issued and outstanding shares of common stock on the basis of 1 post consolidation share for each 100 pre-consolidation shares.  No cash was paid or distributed as a result of the reverse stock split and no fractional shares were issued. All fractional shares which would otherwise be required to be issued as a result of the stock split were rounded up to the nearest whole share. There was no change in the par value of our common stock.  All share and per share amounts presented in this Form 10-K and the consolidated financial statements have been adjusted for the stock split.

The Company is principally a company engaged in the acquisition and exploration of oil and gas properties.  The Company currently has earned a 28% working interest in two properties located in Alberta, Canada.

Farmout and Participation Agreement with Luxor

On June 23, 2011 the Company entered into a Stock Purchase Agreement to acquire all of the issued and outstanding shares of Buckeye Oil & Gas (Canada) Inc., a private Canadian company incorporated in Alberta, Canada and owned by the Company’s principal executive officer (“Buckeye Canada”). The purchase price paid for the shares of Buckeye Canada was $400,000, which was paid by the issuance to Pol Brisset, the Company’s principal officer and a director, of 10,000 shares of common stock of the Company.  As a result of the acquisition, Buckeye Canada became a wholly-owned subsidiary of the Company.  Buckeye Canada’s sole asset is rights granted pursuant to a Farmout and Participation Agreement (“Farmout Agreement”) with Luxor Oil & Gas, Inc. (“Luxor”) dated May 12, 2011.  Under the Farmout Agreement, Buckeye Canada has agreed to incur 80% of the cost of drilling a well on one of Luxor’s properties in exchange for a 56% working interest in said well.  On May 16, 2011 Buckeye Canada entered into a participation agreement (“Participation Agreement”) whereby Buckeye Canada agreed to share its obligations and rights under the Farmout Agreement with Pioneer Marketing Group, Ltd., a privately owned Canadian company (“Pioneer”) on a 50% basis.  The Participation Agreement requires Buckeye Canada and Pioneer to equally fund Buckeye Canada’s obligations under the Luxor Farmout Agreement and to participate equally in the working interest in the well.  Accordingly, Buckeye Canada and Pioneer will each pay a net 40% of the initial capital costs and earn a 28% interest in any wells drilled by Luxor, as long as Pioneer continues to fund its half of the required expenses.

In the event that Pioneer does not fund its share of exploration and development costs under its agreement with Buckeye Canada, Buckeye Canada would then be required to fund Pioneer’s portion, in addition to its own obligations to Luxor.  As a result, should Pioneer not meet its funding obligations, Buckeye Canada would have to fund an additional 40% (prior to earning-in under the agreement) or 28% (after earning-in under the agreement) of any cash calls that came from Luxor.  Pioneer would then be put into penalty whereby Buckeye Canada would be entitled to recover an amount equaling 300% of any delinquent funding owed from Pioneer before payouts from revenue, if any, would be made to Pioneer.

The first well drilled under the Farmout Agreement is located in the Valhalla area of Alberta (“Valhalla Well”), Canada and was drilled in July 2011.  The Valhalla Well was completed in August, 2011 and oil production from the Valhalla Well commenced at the end of September 2011. However, due to sand build-up, the well was taken off-line after only limited production.  A new pump was installed and the well was brought back on-line on October 18, 2011.  Production since October 2011 has been minimal as production problems relating to water build-up continue to be encountered and currently the Valhalla Well is shut in and is not currently producing.  Buckeye Canada has now earned its 28% interest in the Valhalla Well as well as the entire property on which the Valhalla Well is located.  The Valhalla Property does not currently contain any assigned resources or reserves of oil or natural gas.

Buckeye Canada also has the right of first refusal to participate on two additional properties if Luxor determines that it desires to pursue drilling on those properties. If Buckeye Canada exercises this right, it will need to pay 40% of such expenses in exchange for a 28% working interest, subject to Pioneer paying its half of the costs.  On July 26, 2011 Buckeye Canada exercised its rights to participate in a second well to be drilled by Luxor.  The second well drilled under the Company’s agreement with Luxor is on the Spirit Rycroft Property (the “SR Well”).    The drilling of the SR Well commenced in August, 2011 and was brought on-line in April 2012 after the completion of the construction of a 2.5 kilometer pipeline.  The SR Well has intermittently produced small quantities of gas, oil and liquids along with significant amounts of water.  It is not known at this time if the gas, oil and liquid content will rise to a significant enough level to operate the SR Well in the future.  Currently the SR Well is shut in and is not currently in production.  The Spirit Rycroft Property does not currently contain any assigned resources or reserves of oil or natural gas.

The Farmout Agreement with Luxor provides for Buckeye Canada to earn its working interest on the entire respective property where a well is located and not just on the respective well.  As a result, now that Buckeye Canada has earned its interest in the Valhalla Well and the SR Well, we have earned-in on the whole Valhalla and Spirit Rycroft Properties.  Buckeye Canada will now pay 28% of the capital costs on any new wells drilled on either of the Valhalla or Spirit Rycroft Properties and earn a 28% working interest.  The drilling of any future wells on either property will be determined in conjunction with Luxor.

In summary, on the potentially three properties that are part of the Luxor agreement, Buckeye Canada initially pays 40% of the capital costs to earn a 28% working interest on the first well drilled on the respective property but will pay 28% of the capital costs to earn a 28% working interest on all subsequent wells drilled on the respective property.  Luxor has indicated that they will not be proceeding on a third property.  As a result, the Farmout Agreement with Luxor will include only the two properties currently under the Farmout Agreement.

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

Risk Factors Relating to Our Company

1.
Our independent auditor has issued a going concern opinion after auditing our May 31, 2013 financial statements.  Our ability to continue is dependent on our ability to raise additional capital and our operations could be curtailed if we are unable to obtain required additional funding when needed.

We will be required to expend substantial amounts of working capital in order to continue to explore and develop the properties subject to our agreement with Luxor.  Our operations to date were funded entirely from capital raised from our private offering of securities from May 2010 through February 2013. We will continue to require additional financing to execute our business strategy.  We are currently totally dependent on external sources of financing for the foreseeable future, of which we have no commitments. Our failure to raise additional funds in the future will adversely affect our business operations, and may require us to suspend our operations, which in turn may result in a loss to the purchasers of our common stock. We are entirely dependent on our ability to attract and receive additional funding from either the sale of securities or outside sources such as private investment or a strategic partner. We currently have no firm agreements or arrangements with respect to any such financing and there can be no assurance that any needed funds will be available to us on acceptable terms or at all. The inability to obtain sufficient funding of our operations in the future could restrict our ability to grow and reduce our ability to continue to conduct business operations. As of May 31, 2013, we incurred a net loss of $256,921 from inception and used cash in operations from inception of $217,789.  After auditing our May 31, 2013 financial statements, our independent auditor issued a going concern opinion and our ability to continue is dependent on our ability to raise additional capital. If we are unable to obtain necessary financing, we will likely be required to curtail our development plans which could cause us to become dormant. Any additional equity financing may involve substantial dilution to our then existing stockholders.

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

Cash on hand is insufficient to fund our anticipated operating needs of approximately $59,600 for the next twelve months. As we have no plan to generate revenue unless and until our exploration program is successful in finding productive wells, we will require substantial additional capital to fund our operations for the next twelve months and in order to explore our properties which have not had any production of oil or natural gas, as well as for the future acquisition and/or development of other properties.  Because we currently do not have any cash flow from operations we need to raise additional capital, which may be in the form of loans from current shareholders and/or from public and private equity offerings.  Our ability to access capital will depend on our success in participating in properties that are successful in exploring for and producing oil and gas at profitable prices.  It will also be dependent upon the status of the capital markets at the time such capital is sought.  Should sufficient capital not be available, the development of our business plan could be delayed and, accordingly, the implementation of our business strategy would be adversely affected. In such event it would not be likely that investors would obtain a profitable return on their investments or a return of their investments at all.

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

16.
Since our directors works full-time for other companies, their other activities for those other companies may involve a conflict of interest with regard to the amount of time they dedicate to our business.

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

Our principal shareholder beneficially owns approximately 53.0% of our outstanding common stock and our principal executive officer who is also a director owns 9.8% of our outstanding common stock. As a result, these shareholders will have the ability to control substantially all matters submitted to our stockholders for approval including:

	• election of our board of directors;
	• removal of any of our directors;
	• amendment of our Articles of Incorporation or bylaws; and
	• adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

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

Our Articles of Incorporation authorizes the issuance of 500,000,000 shares of common stock, par value $.0001 per share, of which 620,500 shares are currently issued and outstanding. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

21.                Our principal shareholder may decide to sell his shares in our Company, reducing the price you may receive upon a sale.

Our principal shareholder beneficially owns approximately 53.0% of our outstanding common stock.  If and when he is able to sell his shares in the market, such sales by our principal shareholder within a short period of time could adversely affect the market price of our common stock if the marketplace does not orderly adjust to the increase in the number of shares in the market. This will result in a decrease in the value of your investment in the Company.

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

There has not been any established trading market for our common stock, and there is currently no public market whatsoever for our securities. There can be no assurances as to whether:

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

Item 1B.                   Unresolved Staff Comments

There are no unresolved staff comments.

Item 2.                      Description of Properties

Corporate Office

We do not own any real property. We currently maintain our feet of corporate office space on a shared basis at 8275 S. Eastern Avenue, Suite 200, Las Vegas, Nevada, 89123 pursuant to lease for $150 per month which expires March 2014.  Management believes that our office space is suitable for our current needs.

Oil and Gas Property Interests

Luxor Properties

R.8
R.7W6M
T. 79
T. 79
T. 78
T. 78
R.8
R.7W6M
R.7W6M
T. 76
T. 76
T. 75
T. 75
R.8
R.7W6M
SPIRIT-RYCROFT
VALHALLA
ALBERTA
High Level
Peace River
Grande Prairie
Swan Hills
Edmonton
Red Deer
Calgary
Lethbridge
Medicine Hat
SASKATCHEWAN
0 1 2 miles
BUCKEYE
Oil & Gas

SPIRIT-
RYCROFT
R.8
R.7W6M
T. 79
T. 78
BUCKEYE
Oil & Gas
Canadian Natural Resources Ltd
PennWest Petroleum Ltd.
Tourmaline Oil Corp.
Paramount Resources Ltd.
Birchcliff Energy Ltd.
Velvet Energy Ltd.
0
2 Miles

VALHALLA
R.8
R.7W6M
T. 76
T. 75
N
BUCKEYE
Oil & Gas
Canadian Natural Resources Ltd
Husky Energy Inc.
Devon Canada Corporation
0
2 Miles

Location Map of the Valhalla and Spirit Rycroft Properties

Acquisition of Interests

The following table lists total capitalized costs for the Company’s properties at May 31, 2013. All of the Company’s properties are located in Alberta, Canada.

	May 31, 2013 (Cumulative)
	Valhalla	Sprit Rycroft	Total
	(unproven)	(unproven)
Property acquisition costs	$378,462	$622,470	$1,000,932
Geological and geophysical	2,593	2,187	4,780
Asset Retirement Obligation	4,848	4,848	9,696
Total expenditures	$385,903	629,505	1,015,408

On June 23, 2011 the Company entered into a Stock Purchase Agreement to acquire all of the issued and outstanding shares of Buckeye Canada. The purchase price paid for the shares of Buckeye Canada was $400,000, which was paid by the issuance to Pol Brisset, the Company's principal executive officer and a director, of 10,000 shares of common stock of the Company.

As a result of the acquisition, Buckeye Canada became a wholly-owned subsidiary of the Company.

Buckeye Canada’s sole asset is rights granted pursuant to the Farmout Agreement.  Under this agreement Buckeye Canada has agreed to incur 80% of the cost of drilling a well on one of Luxor’s properties in exchange for a 56% working interest in said well.  On May 16, 2011, Buckeye Canada entered into the Participation Agreement with Pioneer whereby the Company agreed to share its obligations and rights under the agreement with Luxor with Pioneer on a 50% basis.  The Participation Agreement requires Buckeye Canada and Pioneer to equally fund Buckeye Canada’s obligations under the Farmout Agreement and to participate equally in the interest in the well.  Accordingly, Buckeye Canada and Pioneer will each pay a net 40% of the initial capital costs and earn a 28% interest in any wells drilled by Luxor, as long as Pioneer continues to fund its half of the required amount of expenses.

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

At the time of the acquisition of Buckeye Canada, Buckeye Canada had paid Luxor an aggregate CDN $152,876 (USD $159,839) in connection with the drilling of the Valhalla Well.  In August 2011, Buckeye Canada paid an additional aggregate CDN $175,527 (USD $185,761) to Luxor for the costs to complete the Valhalla Well and acquire surface infrastructure for oil collection.  The Valhalla Well was completed in August, 2011 and oil production from the Valhalla Well commenced at the end of September 2011. However, due to sand build-up, the well was taken off-line immediately.  A new pump was installed and the well was brought back on-line on October 18, 2011.  Production since October 2011 has been minimal as production problems relating to water build-up continue to be encountered and currently the Valhalla Well is shut in and is not currently producing.  Buckeye Canada has now earned its 28% interest in the Valhalla Well as well as the entire property on which the Valhalla Well is located.  The Valhalla Property does not currently contain any assigned resources or reserves of oil or natural gas.

Buckeye Canada also has the right of first refusal to participate on two additional properties if Luxor determines that it desires to pursue drilling on those properties. If Buckeye Canada exercises this right, it will need to pay 40% of such expenses in exchange for a 28% working interest, subject to Pioneer paying its half of the costs.  On July 26, 2011 Buckeye Canada exercised its rights to participate in the SR Well to be drilled by Luxor.  The Company paid Luxor an aggregate CDN $202,706 (USD $206,422) for the drilling of the SR Well and an additional CDN $162,383 (USD $158,810) for partial completion of the well.  In February 2012, the Company paid CDN $119,540 (USD $119,888) for the construction of a pipeline to tie-in the SR Well to local infrastructure.  In April 2012, the Company paid the final amount of CDN $126,150 (USD $125,660) for the surface infrastructure.  The SR Well started producing gas, oil and liquids in March 2012 but has only limited production to date.  It is not yet known if the SR Well will be economical. The SR Well is shut in and is not currently producing.  Buckeye Canada has now earned its 28% interest in the SR Well as well as the entire property on which the SR Well is located.

The Farmout Agreement with Luxor provides for Buckeye Canada to earn its working interest on the entire respective property where a well is located and not just on the respective well.  As a result, now that Buckeye Canada has earned its interest in the Valhalla Well and the SR Well, we have earned-in on the whole Valhalla and Spirit Rycroft Properties.  Buckeye Canada will now pay 28% of the capital costs on any new wells drilled on either of the Valhalla or Spirit Rycroft Properties and earn a 28% working interest.  The drilling of any future wells on either property will be determined in conjunction with Luxor.

On the potentially three properties that are part of the Luxor agreement, Buckeye Canada initially pays 40% of the capital costs to earn a 28% working interest on the first well drilled on the respective property but will pay 28% of the capital costs to earn a 28% working interest on all subsequent wells drilled on the respective property.  Luxor has indicated that they will not be proceeding on a third property.  As a result, the Farmout Agreement with Luxor will include only the two properties currently under the Farmout Agreement.

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

There was no production recorded for the Valhalla property for the year ended May 31, 2013.

Gas production received by the Company has been negligible to date.  The following table shows the Company’s share of oil production in aggregate for the year ended May 31, 2012.

Year Ended May 31, 2012
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

There was no production recorded for the Spirit Rycroft property for the year ended May 31, 2013.

Gas production received by the Company has been negligible to date. The following table shows the Company’s share of oil and liquids production in aggregate for the year ended May 31, 2012.

Year Ended May 31, 2012
Production (1)	Sales Price (2)	Operating Costs (3)
(bbls)	($/bbl)	($/bbl)
23	78.3	489

1.	Production is the Company’s 28% working interest in the Spirit Rycroft Well.
2.	Average selling price is calculated based on aggregate gross sales proceeds of $1,801 for the year ended May 31, 2013 divided by barrels of oil and liquids sold.
3.	Average operating cost is calculated based on aggregate operating costs of $11,246 for the year ended May 31, 2013 divided by barrels of oil and liquids produced.

Regional Geology

The Peace River Arch (“PRA”) is a large, cratonic uplift in northwestern Alberta and northeastern British Columbia. It is one of only a few large-scale tectonic elements in the Western Canada Sedimentary Basin that has significantly disturbed the Phanerozoic cover of the craton. The structure has influenced the location of oil and gas accumulations in strata ranging from the Middle Devonian to the Upper Cretaceous, and has long been a focus of hydrocarbon exploration in the region.

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

Spirit Rycroft

Luxor is targeting an on-trend vertical oil well in the Basal Gething and Doe Creek formations offsetting the existing producing oil field.  Potential exists for an additional two vertical oil wells or one horizontal well as may be indicated. The primary objective is a stratigraphic trap in a thick, Basal Gething sandstone at 1245 metres which lately has been proven to be oil and natural gas productive in several offsetting wells to the south east. A secondary objective is oil in the Doe Creek sandstone at 270 metres. Thickness is 1-2 metres but not in close proximity to water flooding necessary for good secondary recovery.

Current State of Exploration

Valhalla

The Valhalla Well was completed in August, 2011 and oil production from the Valhalla Well commenced at the end of September 2011. However, due to sand build-up, the well was taken off-line immediately.  A new pump was installed and the well was brought back on-line on October 18, 2011.  Production since October 2011 has been minimal as production problems relating to water build-up continue to be encountered and currently the Valhalla Well is shut in and is not currently producing.  Buckeye Canada has now earned its 28% interest in the Valhalla Well as well as the entire property on which the Valhalla Well is located.  The Valhalla Property does not currently contain any assigned resources or reserves of oil or natural gas.

Spirit Rycroft

On July 26, 2011 Buckeye Canada exercised its rights to participate in a second well to be drilled by Luxor.  The second well drilled under the Company’s agreement with Luxor is the SR Well.    The drilling of the SR Well commenced in August, 2011 and was brought on-line in March 2012 after the completion of the construction of a 2.5 kilometer pipeline.  The SR Well initially produced gas, oil and liquids but has had only limited production to date.  It is not known at this time if the hydrocarbon content will rise to a significant enough level to operate the SR Well in the future.  The SR Well is currently shut in and not in production.  The Spirit Rycroft Property does not currently contain any assigned resources or reserves of oil or natural gas.

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

Spirit Rycroft

On July 26, 2011 Buckeye Canada exercised its rights to participate in a second well to be drilled by Luxor.  The drilling of the SR Well commenced in August, 2011 and was brought on-line in March 2012 after the completion of the construction of a 2.5 kilometer pipeline.  The well was drilled to a depth of approximately 1,300 meters.  The drilling of the SR Well established the presence of hydrocarbons on the property.  The Well initially produced gas, oil and liquids but has had only limited production to date.  It is not known at this time if the hydrocarbon content will rise to a significant enough level to operate the SR Well in the future.  The well is currently shut in and not in production.

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

PART II

Item 5.                      Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

There has been no market for our securities. Our common stock is not traded on any exchange or on the over-the-counter market. The Company has received approval from FINRA under the symbol BOIG.OB for our common stock to be eligible for trading on the Over The Counter Bulletin Board. However, a market has not yet developed.  There is no assurance that a trading market will develop, or, if developed, that it will be sustained.

Security Holders

On September 3, 2013 there were approximately 26 holders of record of the Company’s common stock.

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

The Company has incurred a total of $385,903 in connection with the drilling of the Valhalla Well but due to water accumulation issues, the Valhalla Well has had only limited production and is currently shut-in and not producing.  Buckeye Canada has earned its 28% interest in the Valhalla Well as well as the entire property on which the Valhalla Well is located.

The Company has incurred a total of $629,505 in connection with the drilling of the SR Well.  The Well initially produced gas, oil and liquids but has had only limited production to date.  It is not known at this time if the hydrocarbon content will rise to a significant enough level to operate the SR Well in the future.  The well is currently shut in and not in production.  It is not known if the SR Well will be economical.  The Company has now earned its 28% interest in the SR Well as well as the entire property on which the SR Well is located.

Luxor has indicated that they will not be proceeding on a third property.  As a result, the Farmout Agreement with Luxor will include only the two properties currently under the Farmout Agreement.  None of the Company’s properties currently contain any assigned reserves or resources.

Plan of Operation

During the twelve-month period ending May 31, 2014 our objective is to continue to fund our agreement with Luxor.  In addition, management will review other potential projects that may become available to the Company. These projects may not necessarily involve oil and gas exploration. Since management is committed to maximizing shareholder value, we may consider engaging in other business activities other than those in our current sector.

We continue to rely on Luxor to provide their employees and to source appropriate contractors to undertake the drill programs on the properties subject to the Farmout Agreement. We remain focused on keeping the staff compliment, which currently consists of our two directors and one officer, at a minimum to conserve capital. We do not believe that our staffing level currently hinders our operations, as we believe that outsourcing of necessary operations continues to be the most cost effective and efficient manner of conducting the business of the Company.

Results of Operations

The Year Ended May 31, 2013 compared to the Year Ended May 31, 2012

Revenues

The Company did not recognize any revenue for the year ended May 31, 2013.  For the year ended May 31, 2012 revenue was the result of limited production and sale of oil and liquids from the Company’s Valhalla and Spirit Rycroft properties.  The Company only began earning revenue from its 28% working interest it has in its Valhalla Property in October, 2011 and from its 28% working interest it has in its Spirit Rycroft Property in March, 2012.  Both properties are located in Alberta, Canada.  We recognized $8,401 in revenue for the year ended May 31, 2012 from the sale of approximately 92 barrels of oil.

Operating Expenses

For the year ended May 31, 2013 our net loss was $63,594 compared to $171,717 for the year ended May 31, 2012.  Expenses were lower during the year ended May 31, 2013 than the year ended May 31, 2012 as the Company’s activities have decreased significantly in 2013 compared to 2012.   The Company began limited production from its Valhalla Property in October 2011 and from its Spirit Rycroft Property in March 2012.  As a result, the Company incurred an aggregate of $68,706 in operating expenses for the year ended May 31, 2012. During the year ended May 31, 2013 the Company did not have any production and as a result did not recognize any production costs. Professional fees were $15,135 for the year ended May 31, 2013 compared to $28,678 for the year ended May 31, 2012.  The decrease in the current year was due to professional fees related to the Company’s filing of a registration statement on Form S-1 and expenses associated with the change in its business that were incurred in 2012 but not incurred in 2013.  Office and sundry decreased to $18,793 for the year ended May 31, 2013 compared from $44,605 for the year ended May 31, 2012.  The decrease was due to fees incurred in 2012 related to S-1 filing fees and to registration fees associated with obtaining FINRA approval that were not incurred in 2013.  Management and directors’ fees decreased to $19,297 for the year ended May 31, 2013 from $33,767 for the year ended May 31, 2012 due to  our officers and directors agreeing to forgo their compensation in order to reduce the Company’s cash requirements during 2013.

Liquidity and capital resources

We had a cash balance of $51,077 and negative working capital of $30,497 at May 31, 2013. We anticipate that we will incur the following expenses over the next twelve months:

•	$18,000 for operating expenses for our two properties.
•	$41,600 for general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Net cash used in operating activities during the year ended May 31, 2013 was $70,577 compared to $128,727 during the year ended May 31, 2012.  A significant portion of the decrease was due to a reduction in the net loss to $63,594 for the year ended May 31, 2013 from $171,717 for the year ended May 31, 2012.  Partially offsetting the impact of the lower net loss was the effect of changes in accounts payable and accrued liabilities.  For the year ended May 31, 2013 there was an outflow from a decrease in accounts payable and accrued liabilities of $9,118 compared to an inflow of $46,229 from an increase in accounts payable and accrued liabilities for the year ended May 31, 2012.  Financing activities consisted of $60,000 and $750,000 received from the issuance of common stock during the years ended May 31, 2013 and 2012, respectively.  There were no investing activities during the year ended May 31, 2013 while investing activities for the year ended May 31, 2012 consisted of $802,295 used for the acquisition of oil and gas property interests and $240,161 received upon the acquisition of Buckeye Canada.

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

Between August 2011 and February 2013 the Company has raised a total of $810,000 through the issuance of shares of common stock, which shares were offered by the Company pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.  The funds received from these financings were used primarily to fund the Company’s portion of drill programs under the Farmout Agreement and for general working capital purposes. However, even with these financings current cash on hand is not sufficient to fund all of the Company’s requirements for the next twelve months.

We anticipate that we will require approximately an additional $59,600 to fund our operations for the next 12 months.  We may seek to raise the additional funding that we require in the form of equity financing from the sale of our common stock.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our operations..  We currently do not have any agreements or arrangements in place for any future equity financing.

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

Accordingly, our independent auditors included an explanatory paragraph in their report on the May 31, 2013 financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

A detailed summary of all of the Company’s significant accountings policies and the estimates derived therefrom is included in Note 3 to the Company’s Consolidated Financial Statements for the year ended May 31, 2013. While all of the significant accounting policies are important to the Company’s consolidated financial statements, the following accounting policies and the estimates derived therefrom have been identified as being critical:

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

The Company has recognized only minimal revenue from its oil and gas exploration activities as of May 31, 2013.  The Company began earning revenue from its 28% working interest it has in its Valhalla Property commencing in October 2011 and its 28% working interest in its Spirit Rycroft Property in March 2012.  The Valhalla Property is not currently in production.  Both properties are located in Alberta, Canada.

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

Recent Accounting Pronouncements

Goodwill Impairment

In September 2011, ASC guidance was issued related to goodwill impairment. Under the updated guidance, an entity will have the option to first assess qualitatively whether it is necessary to perform the current two-step goodwill impairment test. If the Company believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The update is effective for the Company’s fiscal year beginning June 1, 2012 with early adoption permitted. The updated guidance did not have an impact on its financial position, results of operations or cash flows.

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

Fair Value Accounting

In May 2011, ASC guidance was issued related to disclosures around fair value accounting. The updated guidance clarifies different components of fair value accounting including the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity and disclosing quantitative information about the unobservable inputs used in fair value measurements that are categorized in Level 3 of the fair value hierarchy. The update is effective for the Company’s fiscal year beginning June 1, 2012. The updated guidance did not have a significant impact on its financial position, results of operations or cash flows.

Off-balance sheet arrangements

We have no off-balance sheet arrangements.

Item 7A.                      Quantitative and Qualitative Disclosure About Market Risk

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 8.                         Financial Statements

BUCKEYE OIL & GAS, INC.

(An Exploration Stage Company)

-:-

INDEPENDENT AUDITOR’S REPORT

May 31, 2013 and 2012

Contents	Page

Report of Independent Registered Public Accountants	F - 1

Balance Sheets
May 31, 2013 and 2012	F - 2

Statements of Operations for the
Years Ended May 31, 2013 and 2012 and the Cumulative Period from May 11, 2010 (inception) to May 31, 2013	F - 3

Statement of Stockholders’ Equity (Deficit)
Since May 11, 2010 (inception) to May 31, 2013	F - 4

Statements of Cash Flows for the
Years Ended May 31, 2013 and 2012 and the Cumulative Period from May 11, 2010 (inception) to May 31, 2013	F - 5

Notes to Financial Statements	F - 7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Buckeye Oil & Gas, Inc.
Las Vegas, Nevada

We have audited the accompanying balance sheets of Buckeye Oil & Gas, Inc. (an exploration stage company). as of May 31, 2013 and  2012, and the related statements of income, stockholders’ equity and comprehensive income, and cash flows for the years ended May 31, 2013 and 2012, and for the period May 11, 2010 (inception) to May 31, 2013. Buckeye Oil & Gas, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Buckeye Oil & Gas, Inc. (an exploration stage company) as of May 31, 2013 and 2012, and the results of its operations and its cash flows for the years ended May 31, 2013 and 2012 and for the period May 11,2010 (inception) to May 31, 2013 are in conformity with accounting principles generally accepted in the United States of America.

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

/s/ZBS Group LLP
ZBS Group LLP
Melville, New York
September 3, 2013

115 Broad Hollow Road, Suite 350     Melville, New York 11747
Tel: (516) 394-3344     Fax:  (516) 908-7867
www.zbscpas.com

BUCKEYE OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	May 31,	May 31,
	2013	2012
ASSETS
Current Assets
Cash	$51,077	$61,654
Accounts Receivable	1,085	2,199
Prepaid Expenses	1,955	1,883

Total Current Assets	54,117	65,736

Oil and Gas Property Interests (note 5)	1,015,408	970,856

Total Assets	$1,069,525	$1,036,592

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	$84,614	$49,354

Total Current Liabilities	84,614	49,354

Long Term Liabilities
Asset Retirement Obligations (note 6)	10,832	9,565
Total Long Term Liabilities	10,832	9,565

Total Liabilities	95,446	58,919

Stockholders' Equity
Common Stock, Par Value $.0001
Authorized 500,000,000 shares,
620,500 and 617,500 shares issued and outstanding at
May 31, 2013 and 2012 respectively	62	62
Paid-In Capital	1,230,938	1,170,938
Deficit Accumulated During Exploration Stage	(256,921)	(193,327)

Total Stockholders' Equity	974,079	977,673

Total Liabilities and Stockholders' Equity	$1,069,525	$1,036,592

The accompanying notes are an integral part of these financial statements.

BUCKEYE OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Cumulative
			Since
	For the Years Ended May 31,		May 11, 2010
			(Inception) to
	2013	2012	May 31, 2013
Revenues
Oil and gas revenues	$–	$8,401	$8,401

Expenses
Operating Expenses	8,962	68,706	77,668
Accretion	1,093	843	1,936
Professional Expenses	15,135	28,678	53,320
Office and Sundry	18,793	44,605	75,501
Rent	1,800	2,100	3,900
Management and Directors’ Fees	19,297	33,767	53,064
Total Expenses	65,080	178,699	265,389
Net Loss from Operations	(65,080)	(170,298)	(256,988)
Other Income (Expenses)
Foreign Exchange Gain (Loss)	1,486	(1,419)	67
Net Other Income (Expenses)	1,486	(1,419)	67

Net Loss	$(63,594)	$(171,717)	$(256,921)

Basic and Diluted loss per share	$(0.10)	$(0.28)

Weighted Average Shares Outstanding (1)	618,273	614,458

(1)	Reflects the 1:100 reverse stock split completed on July 8, 2013.

The accompanying notes are an integral part of these financial statements.

BUCKEYE OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

				Deficit
				Accumulated
				During
	Common Stock		Paid-In	Exploration
	Shares(1)	Par Value	Capital	Stage	Total

Balance at May 11, 2010 (inception)	—	$—	$—	$—	$—
Common stock issued to founder
at $0.0059 per share, May 12, 2010	1,530,000	153	8,847	—	9,000
Net loss	—	—	—	(3,600)	(3,600)

Balance at May 31, 2010	1,530,000	153	8,847	(3,600)	5,400

Common stock private investors
at $0.059 per share, November 16, 2010	204,000	21	11,979	—	12,000
Net Loss	—	—	—	(18,010)	(18,010)

Balance at May 31, 2011	1,734,000	174	20,826	(21,610)	(610)

Shares returned to treasury for cancellation, June 2,2011	(1,150,000)	(115)	115	—	—
Common stock issued to acquire Buckeye Canada, June 23, 2011	10,000	1	399,999	—	400,000
Common stock issued private investors at $25 per share, August 26, 2011	18,000	2	449,998	—	450,000
Common stock private investors at $50 per share, February 15, 2012	3,000	—	150,000	—	150,000
Common stock private investors at $60 per share, April 30, 2012	2,500	—	150,000	—	150,000
Net loss for the period	—	—	—	(171,717)	(171,717)

Balance at May 31, 2012	617,500	62	1,170,938	(193,327)	977,673

Common stock private investors at $20 per share, February 26,2013	3,000	—	60,000	—	60,000
Net Loss	—	—	—	(63,594)	(63,594)

Balance May 31, 2013	620,500	$$62	$1,230,938	$ $(256,921)	$974,079

(1)	Reflects the 100:1 reverse stock split completed on July 8, 2013.

The accompanying notes are an integral part of these financial statements.

BUCKEYE OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
			Cumulative
			Since
			May 11, 2010
	For the Years Ended		(Inception) to
	May 31,		May 31,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(63,594)	$(171,717)	$(256,921)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities
Accretion Expense	1,093	843	1,936
Change in Operating Assets and Liabilities
Decrease (Increase) In Accounts Receivable	1,114	(2,199)	(1,085)
Decrease (Increase) in Prepaid Expenses	(72)	(1,883)	(1,955)
Increase (Decrease) in Accounts Payable	(9,118)	46,229	40,236
Net Cash Used in Operating Activities	(70,577)	(128,727)	(217,789)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Oil and Gas Property Interests	-	(802,295)	(802,295)
Cash Acquired on Business Combination	-	240,161	240,161
Net Cash Used in Investing Activities	-	(562,134)	(562,134)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the Sale of Common Stock	60,000	750,000	831,000
Net Cash Provided by Financing Activities	60,000	750,000	831,000

Net (Decrease) Increase in Cash and Cash Equivalents	(10,577)	59,139	51,077
Cash and Cash Equivalents at Beginning of Period	61,654	2,515	-
Cash and Cash Equivalents at End of Period	$51,077	$61,654	$51,077

The accompanying notes are an integral part of these financial statements.

BUCKEYE OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)
Cumulative
Since
May 11, 2010
	For the Years Ended		(inception) to
	May 31,	May 31,	May 31,
	2013	2012	2013

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING INFORMATION
Accounts payable related to acquisition of oil and gas property interests	$44,552	$—	$44,552
Long Term Liabilities - Asset Retirement Obligation	$—	$9,695	$9,695
Shares issued on acquisition of Buckeye Oil & Gas (Canada), Inc. (note 4)	$—	$400,000	$400,000

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

On June 2, 2011 Jamie Mills, the principal shareholder of the Company, entered into a Stock Purchase Agreement which provided for the sale of his 380,000 shares of common stock of the Company (the “Shares”) to Ravi Dhaddey (who purchased 329,000 of the Shares) and Pol Brisset (who purchased 51,000 of the Shares). Combined, the Shares acquired by Messrs. Dhaddey and Brisset represented, at that time, 65.07% of the issued and outstanding share capital of the Company on a fully-diluted basis.  In connection with such purchase, Mr. Mills cancelled the other 1,150,000 shares in the Company which he had owned.

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

On June 23, 2011 the Company entered into a Stock Purchase Agreement to acquire all of the issued and outstanding shares of a private Canadian business owned by the Company’s principal executive officer called Buckeye Oil & Gas (Canada) Inc. (“Buckeye Canada”), a company incorporated in Alberta, Canada. The purchase price paid for the shares of Buckeye Canada was $400,000, which was paid by the issuance to Pol Brisset, the Company's principal officer and a director, of 10,000 shares of common stock of the Company.  As a result of the acquisition, Buckeye Canada became a wholly-owned subsidiary of the Company.

Effective July 8, 2013, the Company and the Board of Directors of the Company adopted resolutions to effectuate a reverse split of its issued and outstanding shares of common stock on the basis of 1 post consolidation share for each 100 pre-consolidation shares.  All share and per share amounts in the consolidated financial statements of the Company have been adjusted to reflect the reverse split.

Nature of Operations

The Company has commenced limited production from its properties as of May 31, 2013.    The Company is engaged in the acquisition, exploration and if warranted and feasible, the development of exploration of oil and gas properties.  The Company has a 28% working interest in two properties located in Alberta, Canada and has drilled an exploration well on each respective property, but neither well is currently in production (notes 4 and 5).

NOTE 2 – ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States (GAAP) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company only commenced its oil and gas exploration activities in June 2011.  The Company has realized only limited revenue from its present operations.  During the year ended May 31, 2013, the Company incurred a net loss of $63,594.  Since inception on May 11, 2010 the Company has an accumulated deficit of $256,921 to May 31, 2013.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. The Company did not have any dilutive instruments outstanding at May 31, 2013.

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

Uncertain Tax Positions

The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, Accounting for Uncertainty in Income Taxes. The Company had no material unrecognized income tax assets or liabilities for the year ended May 31, 2013 or for the year ended May 31, 2012. The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the year ended May 31, 2013 and 2012, there were no income tax, or related interest and penalty items in the income statement, or liability on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and Florida State.  Tax years 2011 to present remain open to income tax examination.  The Company is not currently involved in any income tax examinations.

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

The Company has recognized only minimal revenue from its oil and gas exploration activities as of May 31, 2013.  The Company began earning revenue from its 28% working interest it has in its Valhalla Property commencing in October, 2011 and its 28% working interest in its Spirit Rycroft Property in March 2012.  Currently, neither property is in production.  Both properties are located in Alberta, Canada.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

In December 2011, FASB issued Accounting Standards Update (“ASU”) 2011-11 which amends the guidance in ASC 210, Balance Sheet (ASC 210). The ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The ASU is effective for annual periods beginning on or after January 1, 2013. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.

In June 2011, the FASB issued Accounting Standards ASU 2011-05 to amend the guidance on the presentation of comprehensive income in ASC 220. ASU 2011-05 requires companies to present a single statement of comprehensive income or two separate but consecutive statements, a statement of operations and a statement of comprehensive income. ASU 2011-05 eliminates the alternative to present comprehensive income within the statement of equity. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The ASU should be applied retrospectively and is effective for annual periods beginning after December 15, 2011. In December 2011, the FASB issued ASU 2011-12, which deferred the changes in ASU 2011-05 that relate to the presentation of reclassifications out of accumulated other comprehensive income.

In May 2011, the FASB issued ASU 2011-04, which amends the guidance on fair value measurement in ASC 820 to converge the fair value measurement and disclosure requirements under GAAP and International Financial Reporting Standards (“IFRS”) fair value measurement and disclosure requirements. The amendments change the wording used to describe the requirements for measuring fair value, changes certain fair value measurement principles and enhances disclosure requirements. This guidance is effective for annual periods beginning after December 15, 2011, applied prospectively.

In January 2013, the FASB issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” This pronouncement was issued to address implementation issues about the scope of Accounting Standards Update No. 2011-11 and to clarify the scope of the offsetting disclosures and address any unintended consequences. This pronouncement is effective for reporting periods beginning on or after January 1, 2013.

In February 2013, the FASB issued ASU No. 2013-02, ‘Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This pronouncement was issued to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account (i.e. inventory) instead of directly to income or expense in the same reporting period. This pronouncement is effective prospectively for reporting periods beginning after December 15, 2012.

NOTE 4 – BUSINESS COMBINATION

On June 23, 2011 the Company entered into a Stock Purchase Agreement to acquire all of the issued and outstanding shares of a private Canadian business owned by the Company’s principal executive officer called Buckeye Oil & Gas (Canada) Inc. (“Buckeye Canada”), a company incorporated in Alberta, Canada. The purchase price paid for the shares of Buckeye Canada was $400,000, which was paid by the issuance to Pol Brisset, the Company's principal officer and a director, of 10,000 shares of common stock of the Company.

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

	May 31, 2013 (Cumulative)
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

NOTE 6 – ASSET RETIREMENT OBLIGATION

As at May 31, 2013 the Company’s asset retirement obligation was comprised of its 28% working interest in the Valhalla and SR Wells.  The Company has estimated its May 31, 2013 obligation at $10,832 which includes an aggregate $1,936 in accretion expense.

NOTE 7 – STOCKHOLDERS’ EQUITY

Stock Splits

Effective July 8, 2013, the Board of Directors and majority shareholders of the Company adopted resolutions to effectuate a reverse split of its issued and outstanding shares of common stock on the basis of 1 post consolidation share for each 100 pre-consolidation shares.  No cash was paid or distributed as a result of the reverse stock split and no fractional shares were issued. All fractional shares which would otherwise be required to be issued as a result of the stock split were rounded up to the nearest whole share. There was no change in the par value of our common stock.

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

All share and per share amounts presented in these consolidated financial statements have been adjusted for the stock splits.

Common Stock Transactions

On August 26, 2011, the Company closed a private placement of 18,000 (1,800,000 pre-reverse split) of its common shares at $25 per share ($0.25 pre-reverse split) for a total offering price of $450,000.  The common shares were offered by the Company pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.   The private placement was fully subscribed to by four non-U.S. persons.

On February 15, 2012, the Company closed a private placement of 3,000 (300,000 pre-reverse split) common shares at $50 per share ($0.50 pre-reverse split) for a total offering price of $150,000. The common shares were offered by the Company pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended. The private placement was fully subscribed to by two non-U.S. persons.

On April 30, 2012, the Company closed a private placement of 2,500 (250,000 pre-reverse split) common shares at $60 per share ($0.60 pre-reverse split) for a total offering price of $150,000. The common shares were offered by the Company pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended. The private placement was fully subscribed to by two non-U.S. persons.

On February 26, 2013, the Company closed a private placement of 3,000 (300,000 pre-split) common shares at $20 per share ($0.20 pre-reverse split) for a total offering price of $60,000.  The common shares were offered by the Company pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.  The private placement was fully subscribed to by two non-U.S. persons.

Share Cancellation

On June 2, 2011, in connection with the sale of his 380,000 shares of common stock of the Company, the Company’s former principal executive officer returned 1,150,000 (115,000,000 pre-split) common shares to the Company for cancellation.

NOTE 8 - INCOME TAXES

Deferred tax assets of the Company are as follows:

	2013	2012
Income tax expense (asset) at statutory rate	21,622	65,731
Less: valuation allowance	(21,622)	(65,731)
Deferred tax asset recognized	-	-

A valuation allowance has been recorded to reduce the net benefit recorded in the financial statements related to these deferred tax assets. The valuation allowance is deemed necessary as a result of the uncertainty associated with the ultimate realization of these deferred tax assets.

The provision for income tax differs from the amount computed by applying statutory federal income tax rate of 34% (2012 – 34%) to the net loss for the year.  The sources and effects of the tax differences are as follows:

	2013	2012
Income tax expense at statutory rate	81,006	58,384
Less: change in valuation allowance	(81,006)	(58,384)
Income tax expense	-	-

At May 31, 2013, the Company had net operating loss carry forwards of approximately $236,000 (2012 - $172,000) that may be offset against future taxable income through 2031.  No tax benefit has been reported in the May 31, 2013financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

NOTE 9 – RELATED PARTY TRANSACTIONS

Effective September 1, 2011 the Company entered into a service agreement with Pol Brisset, its principal executive officer, requiring a monthly payment of USD $2,411 (CDN $2,500).  Under the agreement the Company paid Mr. Brisset $14,829 (CDN $15,000) for the year ended May 31, 2013.  In order to preserve working capital for the Company Mr. Brisset has agreed forgo his pay effective December 1, 2012.

Effective as of April 2, 2012, Michal Gnitecki was appointed as Secretary and a director of the Company and will be compensated at USD $482 (CDN $500) per month to serve as secretary and director.  For the year ended May 31, 2013, the Company paid $4,468 (CDN $4,500) to Mr. Gnitecki.  In order to preserve working capital for the Company Mr. Gnitecki has agreed forgo his pay effective March 1, 2013.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Commencing March 24, 2013 the Company renewed the lease for its office space at $150 per month.  The lease is for one year.  It is expected that the Company will renew the lease for another year when the current lease expires.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the date of the balance sheet through September 3, 2013, the date the financial statements were issued. During this period other than the reverse stock split (notes 1 and 7) no material recognizable subsequent events were identified.

Item 9.                         Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.                      Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, including its chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of May 31, 2013, the date of the Company’s most recently completed fiscal year end. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of May 31, 2013, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

The Company’s management, assessed the effectiveness of the Company’s internal control over financial reporting as of  May 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission( “COSO”) in Internal Control - Integrated Framework. Based on the Company’s assessment, our management has concluded that, as of May 31, 2013, the Company’s internal control over financial reporting was effective based upon the COSO criteria.

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

Name	Position Held with the Company	Age	Date First Appointed
Pol Brisset	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer, and Director	37	June 2, 2011
Michal Gnitecki	Secretary and Director	32	April 2, 2012

Business Experience

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

Pol Brisset has been the owner of MTL Brand Management, a privately-owned beverage business in Montreal since 2008.  From 2005 to 2009 he was the Director of Business Development for Western Canada for Heineken, a beverage company.  Mr. Brisset is fluent in English and French and received his Bachelor of Business degree from the University of Quebec at Montreal and completed his Masters of Business Administration (MBA) in 2008 at the University of Calgary. Mr. Brisset was appointed to the Board of Directors due to his business experience and his significant ownership interest in the Company.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company.  During the fiscal year ended May 31, 2013, our officers, directors and persons who own more than ten percent of a registered class of our equity securities complied with all applicable Section 16(a) filing requirements.

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

Changes to Procedures for Recommendations of Director Nominees

During the fiscal year ended May 31, 2013, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 11.                      Executive Compensation

Summary Compensation Table

The table below sets forth information concerning compensation paid, earned or accrued by our chief executive officers (each a “Named Executive Officer”) for the last two fiscal years. No executive officer earned compensation in excess of $100,000 during fiscal 2013 or 2012.

SUMMARY COMPENSATION TABLE

Non-Equity	Nonqualified	All
Name and	Stock	Option	Incentive Plan	Deferred	Other
Principal	Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	Earnings ($)	($)	($)
Pol Brisset (1)	2013	14,829	(2)	0	0	0	0	0	0	14,829
President, Chief Executive Officer, Chief Financial Officer, Treasurer and a director	2012	22,807	(3)	9,961	(4)	0	0	0	0	0	32,768

(1)Effective September 1, 2011 the Company entered into a service agreement (the “Pol Service Agreement”) with Pol Brisset, its principal executive officer, under which Mr. Brisset is paid USD $2,411 (CDN $2,500) monthly.
(2) Represents monthly payments under the Pol Service Agreement from May 2012 through November 2012. In order to preserve working capital for the Company, Mr. Brisset has agreed to forgo his pay effective December 1, 2012.
(3) Represents monthly payments under the Pol Service Agreement from September 2011 through May 2012.
(4) Represents a signing bonus of USD $9,961 (CDN $10,000)  paid to Mr. Brisset pursuant to the Pol Service Agreement.

Since inception, we have not paid compensation exceeding $100,000 per year to any of our executive officers.

Outstanding Equity Awards

There have been no equity awards of any kind granted to any of the Company’s officers or directors as of May 31, 2013.

Compensation of Directors

Name (a)	Year	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Michal Gnitecki (1)	2013	4,468(2)	0	0	0	0	0	4,468
	2012	999(3)	0	0	0	0	0	999

(1)Pursuant to a service agreement dated April 2, 2012 with the Company (the “Gnitecki Service Agreement”), Mr. Gnitecki was appointed as Secretary and a director of the Company and paid USD $482 (CDN $500) per month to serve as secretary and a director.
(2) Represents monthly payments under the Pol Service Agreement from April 2012 through February 2013. In order to preserve working capital for the Company Mr. Gnitecki has agreed to forgo his pay effective March 1, 2013.
(3) Represents payments under the Gnitecki Service Agreement for April and May 2012.

Item 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of September 3, 2013, the number of shares of common stock of the Company beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 620,500 shares of Common Stock which are issued and outstanding as of September 3, 2013.  Unless indicated otherwise, all addresses below are c/o Buckeye Oil & Gas Inc., 8275 S. eastern Avenue, Suite 200, Las Vegas, Nevada, 89123.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Ravi Dhaddey	329,000	53.0%
Pol Brisset	61,000	9.8%
Michal Gnitecki	0	0
Directors and Officers as a Group (2 individuals)	390,000	62.8%

Item 13.                      Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

On June 23, 2011 the Company entered into a Stock Purchase Agreement to acquire all of the issued and outstanding shares of Buckeye Canada for $400,000, which was paid by the issuance to Pol Brisset, the Company's President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer and a director, of 10,000 shares of common stock of the Company. As a result of the acquisition, Buckeye Canada became a wholly-owned subsidiary of the Company.

The Company engaged a privately-owned web design firm to develop the Company’s web site.  Mr. Brisset is the controlling shareholder of the web design firm.   The Company has paid this firm an aggregate of $10,923 for services related to the design and development of the Company’s web site.

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

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees billed to the Company by its independent registered public accounting firm, ZS Consulting Group, LLP, for the fiscal years ending May 31, 2013 and 2012 are set forth below:

	Fiscal year ending May 31, 2013	Fiscal year ending May 31, 2012
Audit Fees	$7,500	$4,500
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

As of May 31, 2013, the Company did not have a formal, documented pre-approval policy for the fees of the principal accountant. It is in the process of adopting such a policy.

Item 15.                      Exhibits

EXHIBIT NUMBER	DESCRIPTION
3.1	Certificate of Incorporation of Registrant. (1)
3.1.1	Articles of Amendment(5)
3.2	By-Laws of Registrant. (2)
4.1	Form of stock certificate. (3)
10.1	Stock Purchase Agreement dated June 23, 2011 among Buckeye Oil & Gas, Inc., Pol Brisset and Buckeye Oil & Gas Canada, Inc.(4)
10.2	Farmout and Participation Agreement dated May 12, 2011 between Luxor Oil & Gas Ltd. and Buckeye Oil & Gas (Canada), Inc.(4)
10.3	Service Agreement dated July 1, 2011 by and between Manny Dhinsa and Buckeye Oil & Gas, Inc.(5)
10.4	Form of Regulation S Subscription Agreement (6)
10.5	Service Agreement dated September 1, 2011 by and between Pol Brisset and Buckeye Oil & Gas, Inc.(7)
10.6	Service Agreement dated September 1, 2011 by and between Manny Dhinsa and Buckeye Oil & Gas, Inc.(7)
10.7	Participation Agreement dated May 16, 2011 by and between Buckeye Oil & Gas, (Canada), Inc. and Pioneer Marketing Group Ltd.(8)
10.8	Service Agreement dated April 2, 2012 by and between Michal Gnitecki and Buckeye Oil & Gas, Inc. (9)
10.9	Form of Regulation S Subscription Agreement (10)
31	Rule 13a-14(a)/15d14(a) Certifications
32	Section 1350 Certifications
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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
(10) Previously filed with the Company’s Form 8-K submitted to the SEC on February 28, 2013.
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

BUCKEYE OIL & GAS, INC.

Dated: September 3, 2013	By: /s/ Pol Brisset
Name: Pol Brisset
Title: President, Chief Executive and Chief Financial Officer, Principal Accounting Officer, Treasurer, and Director (Principal Executive, Financial, and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934,  this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/Pol Brisset Pol Brisset	President, Chief Executive and Chief Financial Officer, Principal Accounting Officer, Treasurer, and Director (Principal Executive, Financial, and Accounting Officer)	September 3, 2013

/s/ Michal Gnitecki Michal Gnitecki	Director and Secretary	September 3, 2013