Form 10-Q
period 2013-08-31
Buckeye Oil & Gas, Inc.
filed 2013-10-15
CIK 1495648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended August 31, 2013
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 620,500 shares of common stock, $0.0001 par value, were issued and outstanding as of October 14, 2013.

Item 1.  Financial Statements
BUCKEYE OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	August 31,	May 31,
	2013	2013
ASSETS
Current Assets
Cash	$44,124	$51,077
Sales Tax Refund Receivable	1,097	1,085
Prepaid Expenses	1,494	1,955
Total Current Assets	46,715	54,117

Oil and Gas Property Interests	1,015,408	1,015,408

Total Assets	$1,062,123	$1,069,525

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	$81,037	$84,614

Total Current Liabilities	81,037	84,614

Long Term Liabilities
Asset Retirement Obligations	10,953	10,832
Total Long Term Liabilities	10,953	10,832

Total Liabilities	91,990	95,446

Stockholders' Equity
Common Stock, Par Value $.0001
Authorized 500,000,000 shares,
620,500 shares issued and outstanding at August 31, 2013
and May 31, 2013 respectively	62	62
Paid-In Capital	1,230,938	1,230,938
Deficit Accumulated During Exploration Stage	(260,867)	(256,921)

Total Stockholders' Equity	970,133	974,079

Total Liabilities and Stockholders' Equity	$1,062,123	$1,069,525

BUCKEYE OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative
			Since
	For the Three-Months Ended		May 11, 2010
	August 31,		(Inception) to
	2013	2012	August 31, 2013
Revenues
Oil and gas revenues	$–	$–	$8,401

Expenses
Operating Expenses	–	4,450	77,668
Accretion	291	362	2,227
Professional Fees	1,737	750	55,057
Office and Sundry	2,507	3,468	78,008
Rent	450	450	4,350
Management and Directors’ Fees	–	8,670	53,064
Total Expenses	(4,985)	(18,150)	(270,374)
Net Loss from Operations	(4,985)	(18,150)	(261,973)
Other Income (Expenses)
Foreign Exchange Gain (Loss)	1,039	(1,132)	1,106
Net Other Income (Expenses)	1,039	(1,132)	1,106

Net Loss	$(3,946)	$(19,282)	$(260,867)

Basic and Diluted loss per share	$(0.01)	$(0.03)

Weighted Average Shares Outstanding (1)	620,500	617,500

(1)	Reflects the 1:100 reverse stock split completed on July 8, 2013.

BUCKEYE OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			Cumulative
			Since
			May 11, 2010
	For the Three-Months Ended		(Inception) to
	August 31,		August 31,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,946)	$(19,282)	$(260,867)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities
Accretion Expense	291	362	2,227
Asset Retirement Obligation net of Foreign Exchange	(170)	-	(170)
Change in Operating Assets and Liabilities
Decrease (Increase) In Sales Tax Refund Receivable	(12)	(47)	(1,097)
Decrease (Increase) in Prepaid Expenses	461	(3,421)	(1,494)
Increase (Decrease) in Accounts Payable	(3,577)	(15,061)	36,659
Net Cash Used in Operating Activities	(6,953)	(37,449)	(224,742)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Oil and Gas Property Interests	-	-	(802,295)
Cash Acquired on Business Combination	-	-	240,161
Net Cash Used in Investing Activities	-	-	(562,134)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the Sale of Common Stock	-	-	831,000
Net Cash Provided by Financing Activities	-	-	831,000
Net (Decrease) Increase in Cash and Cash Equivalents	(6,953)	(37,449)	44,124
Cash and Cash Equivalents at Beginning of Period	51,077	61,654	-
Cash and Cash Equivalents at End of Period	$44,124	$24,205	$44,124

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

Nature of Operations

The Company has commenced limited production from its properties as of August 31, 2013.    The Company is engaged in the acquisition, exploration and if warranted and feasible, the development of exploration of oil and gas properties.  The Company has a 28% working interest in two properties located in Alberta, Canada and has drilled an exploration well on each respective property, but neither well is currently in production (notes 4 and 5).

Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of Buckeye Oil & Gas, Inc. and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended May 31, 2013.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended May 31, 2013 has been omitted.  The results of operations for the three-month period ended August 31, 2013 are not necessary indicative of results for the entire year ending May 31, 2014 or for any future annual or interim period.

NOTE 2 – ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States (GAAP) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company only commenced its oil and gas exploration activities in June 2011.  The Company has realized only limited revenue from its present operations.  During the three-months ended August 31, 2013, the Company incurred a net loss of $3,946.  Since inception on May 11, 2010 the Company has an accumulated deficit of $260,867 to August 31, 2013.  Current cash on hand is not sufficient to fund all of our planned operations for the next twelve months.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent on its ability to develop its oil and gas properties and ultimately achieve profitable operations and to generate sufficient cash flow from financing and operations to meet its obligations as they become payable. The Company expects that it will need approximately $47,000 to fund its operations during the next twelve months which will include capital payments under its property agreement (note 4) and the costs associated with maintaining an office. Management may seek additional capital through a private placement and public offering of its common stock.  Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.  Accordingly, no adjustment relating to the recoverability and classification of recorded asset amounts and the classification of liabilities has been made to the accompanying financial statements in anticipation of the Company not being able to continue as a going concern.

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

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. The Company did not have any dilutive instruments outstanding at August 31, 2013.

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

The Company has recognized only minimal revenue from its oil and gas exploration activities as of August 31, 2013.  The Company began earning revenue from its 28% working interest it has in its Valhalla Property commencing in October, 2011 and its 28% working interest in its Spirit Rycroft Property in March 2012.  Currently, neither property is in production.  Both properties are located in Alberta, Canada.

New Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these financial statements as presented and does not anticipate the need for any future restatement of these financial statements because of the retro-active application of any accounting pronouncements issued subsequent to August 31, 2013 through the date these financial statements were issued.

NOTE 4 – OIL AND GAS PROPERTY INTERESTS (Unproven)

	August 31, 2013 (Cumulative)
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

None of the Company’s properties currently contain any assigned reserves or resources.  None of the Company’s properties are currently in production.

NOTE 5 – ASSET RETIREMENT OBLIGATION

As at August 31, 2013 the Company’s asset retirement obligation was comprised of its 28% working interest in the Valhalla and SR Wells.  The Company has estimated its August 31, 2013 obligation at $10,953 which includes accretion expense of $291 for the three-months ended August 31, 2013.

NOTE 6 – RELATED PARTY TRANSACTIONS

Effective September 1, 2011 the Company entered into a service agreement with Pol Brisset, its principal executive officer, requiring a monthly payment of $2,374.  In order to preserve working capital for the Company Mr. Brisset has agreed to forgo his pay effective December 1, 2012.

Effective as of April 2, 2012, Michal Gnitecki was appointed as Secretary and a director of the Company and will be compensated at $475 per month to serve as secretary and director.  In order to preserve working capital for the Company Mr. Gnitecki has agreed to forgo his pay effective March 1, 2013.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements of Buckeye Oil & Gas, Inc. (the “Company”), which are included elsewhere in this Form 10-Q.  Certain statements contained in this report, including statements regarding the anticipated development and expansion of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements.  Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For a more detailed listing of some of the risks and uncertainties facing the Company, please see the Form 10-K for the year ended May 31, 2013 filed by the Company with the Securities and Exchange Commission.

All forward-looking statements speak only as of the date on which they are made. The Company undertakes no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

Plan of Operations

During the next twelve months our objective is to continue to fund our agreement with Luxor.  In addition, management will review other potential projects that may become available to the Company. These projects may not necessarily involve oil and gas exploration. Since management is committed to maximizing shareholder value, we may consider engaging in other business activities other than those in our current sector.

We continue to rely on Luxor to provide their employees and to source appropriate contractors to undertake the drill programs on the properties subject to the Farmout Agreement. We remain focused on keeping the staff compliment, which currently consists of our two directors and one officer, at a minimum to conserve capital. Our staffing level does not currently hinder our operations, as we believe that outsourcing of necessary operations continues to be the most cost effective and efficient manner of conducting the business of the Company.

Results of Operations

Revenues

We did not earn any revenues during the three months ended August 31, 2013 and 2012.  Limited production has occurred previously on our two properties but neither property is currently in production.  It is not known when, or if, productions from either property will be re-started. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of natural resources on our properties, or if such resources are discovered, that we will enter into commercial production of our properties.

Operating Expenses

For the three months ended August 31, 2013 our net loss was $3,946 compared to $19,282 for the three months ended August 31, 2012.  Expenses have decreased in the current period due to decreased operating costs, office and sundry, and management fees partially offset by higher professional fees in the three months ended August 31, 2013 compared to the three months ended August 31, 2012.  The Company did not incur any operating costs in the three months ended August 31, 2013 while it incurred $4,450 in operating expenses for the three months ended August 31, 2012.  Office and sundry decreased in the three months ended August 31, 2013 to $2,507 from $3,468 in the three months ended August 31, 2012 due to lower SEC filing fees and transfer agent fees in 2013 compared to 2012.  The Company did not pay any management and directors’ fees during the three months ended August 31, 2013 due to the Company’s officers and directors forgoing their compensation while for the three-months ended August 31, 2012, the Company paid $8,670 in management and directors’ fees.  Professional fees were $1,737 in the three months ended August 31, 2013 compared to $750 for the three-months ended August 31, 2012.  The higher professional fees in 2013 were the result of the Company incurring increased legal fees.

Liquidity and Capital Resources

We had a cash balance of $44,124 and negative working capital of $34,322 at August 31, 2013. We anticipate that we will incur the following expenses over the next twelve months:

•	$5,000 for operating expenses for our two properties.
•	$42,000 for general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Net cash used in operating activities during the three months ended August 31, 2013 was $6,953 compared to $37,449 during the three months ended August 31, 2012.  A portion of the decrease was due to a decrease in the net loss for the three months ended August 31, 2013 to $3,946 from $19,282 for the three months ended August 31 2012.  In addition, in the three months ended August 31, 2013 we had a net outflow from changes in accounts payable and accrued liabilities of $3,747 compared to a net outflow of $15,061 in the three months ended August 31, 2012.  There were no financing or investing activities in either of the three months ended August 31, 2013 or 2012.

We anticipate that we will require approximately an additional $47,000 to fund our operations for the next 12 months.  We may seek to raise the additional funding that we require in the form of equity financing from the sale of our common stock.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our operations.  We currently do not have any agreements or arrangements in place for any future equity financing.

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

Item 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of August 31, 2013. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Date:   October 14, 2013

BUCKEYE OIL & GAS, INC.

By:   /s/ Pol Brisset
       Pol Brisset
       President, Chief Executive Officer, Chief Financial Officer, and Treasurer
     (Principal Executive, Financial, and Accounting Officer)