Form 10-Q
period 2013-11-30
Buckeye Oil & Gas, Inc.
filed 2014-01-21
CIK 1495648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended November 30, 2013
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 620,500 shares of common stock, $0.0001 par value, were issued and outstanding as of January 20, 2014.

Item 1.  Financial Statements
BUCKEYE OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	November 30,	May 31,
	2013	2013
ASSETS
Current Assets
Cash	$35,022	$51,077
Sales Tax Refund Receivable	1,377	1,085
Prepaid Expenses	2,770	1,955
Total Current Assets	39,169	54,117

Oil and Gas Property Interests	1,015,408	1,015,408

Total Assets	$1,054,577	$1,069,525

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	$84,155	$84,614

Total Current Liabilities	84,155	84,614

Long Term Liabilities
Asset Retirement Obligations	11,144	10,832
Total Long Term Liabilities	11,144	10,832

Total Liabilities	95,299	95,446

Stockholders' Equity
Common Stock, Par Value $.0001
Authorized 500,000,000 shares,
620,500 shares issued and outstanding at November 30, 2013
and May 31, 2013 respectively	62	62
Paid-In Capital	1,230,938	1,230,938
Deficit Accumulated During Exploration Stage	(271,722)	(256,921)

Total Stockholders' Equity	959,278	974,079

Total Liabilities and Stockholders' Equity	$1,054,577	$1,069,525

The accompanying notes are an integral part of these financial statements

BUCKEYE OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
					Since
	For the Three Months		For the Six Months		May 11, 2010
	Ended		Ended		(Inception) to
	November 30,		November 30,		November 30
	2013	2012	2013	2012	2013
Revenues
Oil and Gas Revenue	$-	$-	$-	$-	$8,401

Expenses
Operating Expenses	-	4,555	-	9,005	77,668
Accretion	291	187	582	549	2,518
Professional Expenses	7,421	4,993	9,158	5,743	62,478
Office and Sundry	3,401	9,937	5,908	13,405	81,409
Rent	450	450	900	900	4,800
Management and Directors’ Fees	-	9,126	-	17,796	53,064
Total Expenses	11,563	29,248	16,548	47,398	281,937
Net Loss from Operations	(11,563)	(29,248)	(16,548)	(47,398)	(273,536)

Other Income (Expenses)
Foreign Exchange Gain (Loss)	708	72	1,747	(1,060)	1,814
Net Other Income (Expenses)	708	72	1,747	(1,060)	1,814

Net Loss	$(10,855)	$(29,176)	$(14,801)	$(48,458)	$(271,722)

Basic and Diluted
Loss per Share (1)	$(0.02)	$(0.05)	$(0.02)	$(0.08)

Weighted Average Shares
Outstanding (1)	620,500	617,500	620,500	617,500

(1)	Reflects the 1:100 reverse stock split completed on July 8, 2013.

The accompanying notes are an integral part of these financial statements

BUCKEYE OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			Cumulative
			Since
			May 11, 2010
	For the Six-Months Ended		(Inception) to
	November 30,		November 30,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(14,801)	$(48,458)	$(271,722)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities
Accretion Expense	582	549	2,518
Asset Retirement Obligation net of Foreign Exchange	(270)	-	(270)
Change in Operating Assets and Liabilities
Decrease (Increase) In Sales Tax Refund Receivable	(292)	1,152	(1,377)
Decrease (Increase) in Prepaid Expenses	(815)	(1,671)	(2,770)
Increase (Decrease) in Accounts Payable	(459)	(11,112)	39,777
Net Cash Used in Operating Activities	(16,055)	(59,540)	(233,844)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Oil and Gas Property Interests	-	382	(802,295)
Cash Acquired on Business Combination	-	-	240,161
Net Cash Used in Investing Activities	-	382	(562,134)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the Sale of Common Stock	-	-	831,000
Net Cash Provided by Financing Activities	-	-	831,000
Net (Decrease) Increase in Cash and Cash Equivalents	(16,055)	(59,158)	35,022
Cash and Cash Equivalents at Beginning of Period	51,077	61,654	-
Cash and Cash Equivalents at End of Period	$35,022	$2,496	$35,022

The accompanying notes are an integral part of these financial statements

BUCKEYE OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)
Cumulative
Since
May 11, 2010
	For the Six-Months Ended		(inception) to
	November 30,	November 30,	November 30,
	2013	2012	2013

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING INFORMATION
Accounts payable related to acquisition of oil and gas property interests	$—	$—	$44,552
Long Term Liabilities - Asset Retirement Obligation	$—	$—	$9,696
Shares issued on acquisition of Buckeye Oil & Gas (Canada), Inc.	$—	$—	$400,000

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

On June 23, 2011 the Company entered into a Stock Purchase Agreement to acquire all of the issued and outstanding shares of a private Canadian business owned by the Company’s former principal executive officer called Buckeye Oil & Gas (Canada) Inc. (“Buckeye Canada”), a company incorporated in Alberta, Canada. The purchase price paid for the shares of Buckeye Canada was $400,000, which was paid by the issuance to Pol Brisset, the Company's former principal executive officer, of 10,000 shares of common stock of the Company.  As a result of the acquisition, Buckeye Canada became a wholly-owned subsidiary of the Company.  At the time of the acquisition Mr. Brisset was the Company’s principal executive officer but is now the Company’s secretary and director.

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

Nature of Operations

The Company has commenced limited production from its properties as of November 30, 2013.    The Company is engaged in the acquisition, exploration and if warranted and feasible, the development of exploration of oil and gas properties.  The Company has a 28% working interest in two properties located in Alberta, Canada and has drilled an exploration well on each respective property, but neither well is currently in production (notes 4 and 5).

Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of Buckeye Oil & Gas, Inc. and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended May 31, 2013.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended May 31, 2013 has been omitted.  The results of operations for the three and six month periods ended November 30, 2013 are not necessary indicative of results for the entire year ending May 31, 2014 or for any future annual or interim period.

NOTE 2 – ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States (GAAP) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company only commenced its oil and gas exploration activities in June 2011.  The Company has realized only limited revenue from its present operations.  During the six months ended November 30, 2013, the Company incurred a net loss of $14,801.  Since inception on May 11, 2010 the Company has an accumulated deficit of $271,722 to November 30, 2013.  Current cash on hand is not sufficient to fund all of our planned operations for the next twelve months.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. The Company did not have any dilutive instruments outstanding at November 30, 2013.

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

The Company has recognized only minimal revenue from its oil and gas exploration activities from inception through to November 30, 2013.  The Company began earning revenue from its 28% working interest it has in its Valhalla Property commencing in October, 2011 and its 28% working interest in its Spirit Rycroft Property in March 2012.  Currently, neither property is in production.  Both properties are located in Alberta, Canada.

New Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these financial statements as presented and does not anticipate the need for any future restatement of these financial statements because of the retro-active application of any accounting pronouncements issued subsequent to November 30, 2013 through the date these financial statements were issued.

NOTE 4 – OIL AND GAS PROPERTY INTERESTS (Unproven)

	November 30, 2013 (Cumulative)
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

NOTE 5 – ASSET RETIREMENT OBLIGATION

As at November 30, 2013 the Company’s asset retirement obligation was comprised of its 28% working interest in the Valhalla and SR Wells.  The Company has estimated its November 30, 2013 obligation at $11,144 which includes accretion expense of $582 for the six months ended November 30, 2013.

NOTE 6 – RELATED PARTY TRANSACTIONS

Effective September 1, 2011 the Company entered into a service agreement with Pol Brisset, its former principal executive officer, requiring a monthly payment of $2,374.  In order to preserve working capital for the Company Mr. Brisset has agreed to forgo his pay effective December 1, 2012.

The Company does not yet have a service agreement in place for its current principal executive officer, Stephane Pilon.

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

Results of Operations

Three months ended November 30, 2013 compared to the three months ended November 30, 2012

Revenues

We did not earn any revenues during the three months ended November 30, 2013 and 2012.  Limited production has occurred previously on our two properties but neither property is currently in production.  It is not known when, or if, productions from either property will be re-started. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of natural resources on our properties, or if such resources are discovered, that we will enter into commercial production of our properties.

Operating Expenses

For the three months ended November 30, 2013 our net loss was $10,855 compared to $29,176 for the three months ended November 30, 2012.  Expenses have decreased in the current quarter due to decreased operating costs, office expenses, and management fees partially offset by higher professional fees in the three months ended November 30, 2013 compared to the three months ended November 30, 2012.  The Company incurred $4,555 in operating expenses in the three months ended November 30, 2012 compared to $0 for the three months ended November 30, 2013.  The decrease was due to the wells on both properties not being in production during the three months ended November 30, 2013 compared to the Valhalla Well being in production during a portion of the three months ended November 30, 2012.  Management fees decreased in the current quarter due to management agreeing to forgo their compensation in the current period while they were compensated in the prior period.  Professional fees were $7,421 in the three months ended November 30, 2013 compared to $4,993 for the three months ended November 30, 2012.  The higher professional fees in the current quarter were the result of the Company incurring higher legal fees.  Office costs have decreased in the current quarter to $3,401 from $9,937 in the prior quarter due to lower SEC filing and transfer agent fees in 2013 compared to 2012.

Six months ended November 30, 2013 compared to the six months ended November 30, 2012

Revenues

We did not earn any revenues during the six months ended November 30, 2013 and 2012.  Limited production has occurred previously on our two properties but neither property is currently in production.  It is not known when, or if, productions from either property will be re-started. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of natural resources on our properties, or if such resources are discovered, that we will enter into commercial production of our properties.

Operating Expenses

For the six months ended November 30, 2013 our net loss was $14,801 compared to $48,458 for the six months ended November 30, 2012.  Expenses have decreased in the current period due to decreased operating costs, office expenses, and management fees partially offset by higher professional fees in the six months ended November 30, 2013 compared to the six months ended November 30, 2012.  The Company did not incur any operating costs in the six months ended November 30, 2013 while it incurred $9,005 in operating expenses for the six months ended November 30, 2012.  Office costs decreased in the six months ended November 30, 2013 to $5,908 from $13,405 in the six months ended November 30, 2012 due to lower SEC filing fees and transfer agent fees in 2013 compared to 2012.  The Company did not pay any management and directors’ fees during the six months ended November 30, 2013 due to the Company’s officers and directors forgoing their compensation while for the six months ended November 30, 2012, the Company paid $17,796 in management and directors’ fees.  Professional fees were $9,158 in the six months ended November 30, 2013 compared to $5,743 for the six months ended November 30, 2012.  The higher professional fees in 2013 were the result of the Company incurring increased legal fees.

Liquidity and Capital Resources

We had a cash balance of $35,022 and negative working capital of $44,986 at November 30, 2013. We anticipate that we will incur the following expenses over the next twelve months:

•	$5,000 for operating expenses for our two properties.
•	$42,000 for general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Net cash used in operating activities during the six months ended November 30, 2013 was $16,055 compared to $59,540 during the six months ended November 30, 2012.  A portion of the decrease was due to a decrease in the net loss for the six months ended November 30, 2013 to $14,801 from $48,458 for the six months ended November 30 2012.  In addition, in the six months ended November 30, 2013 we had a net outflow from changes in accounts payable and accrued liabilities of $459 compared to a net outflow of $11,112 in the six months ended November 30, 2012.  There were no financing or investing activities during the six months ended November 30, 2013.  Investing activities for the six months ended November 30, 2012 consisted of a lease payment.

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

Item 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of November 30, 2013. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Date:   January 21, 2014

BUCKEYE OIL & GAS, INC.

By:   /s/ Stephane Pilon
       Stephane Pilon
       President, Chief Executive Officer, Chief Financial Officer, and Treasurer
     (Principal Executive, Financial, and Accounting Officer)