Form 10-Q
period 2014-02-28
Buckeye Oil & Gas, Inc.
filed 2014-04-17
CIK 1495648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended February 28, 2014
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,120,500 shares of common stock, $0.0001 par value, were issued and outstanding as of April 15, 2014.

Item 1.  Financial Statements
BUCKEYE OIL & GAS, INC.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28,	May 31,
	2014	2013
	(Unaudited)
ASSETS
Current Assets
Cash	$42,567	$51,077
Sales Tax Refund Receivable	1,339	1,085
Prepaid Expenses	1,445	1,955
Total Current Assets	45,351	54,117
Oil and Gas Property Interests	1,015,408	1,015,408

Total Assets	$1,060,759	$1,069,525

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	$78,645	$84,614

Total Current Liabilities	78,645	84,614

Long Term Liabilities
Asset Retirement Obligations	10,959	10,832
Total Long Term Liabilities	10,959	10,832

Total Liabilities	89,604	95,446

Stockholders' Equity
Common Stock, Par Value $.0001
Authorized 500,000,000 shares,
2,120,500 shares issued and outstanding at February 28, 2014
and 620,500 at May 31, 2013	212	62
Paid-In Capital	1,245,788	1,230,938
Deficit Accumulated During Exploration Stage	(274,845)	(256,921)

Total Stockholders' Equity	971,155	974,079

Total Liabilities and Stockholders' Equity	$1,060,759	$1,069,525

See accompanying notes to interim condensed consolidated financial statements

BUCKEYE OIL & GAS, INC.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
					Since
	For the Three Months		For the Nine Months		May 11, 2010
	Ended		Ended		(Inception) to
	February 28,		February 28,		February 28
	2014	2013	2014	2013	2014
Revenues
Oil and Gas Revenue	$-	$-	$-	$-	$8,401

Expenses
Operating Expenses	-	-	-	9,012	77,668
Accretion	276	276	858	825	2,794
Professional Expenses	3,536	2,566	12,694	8,309	66,014
Office and Sundry	1,782	2,556	7,690	15,954	83,191
Rent	451	450	1,351	1,350	5,251
Management and Directors’ Fees	-	1,501	-	19,297	53,064
Total Expenses	6,045	7,349	22,593	54,747	287,982
Net Loss from Operations	(6,045)	(7,349)	(22,593)	(54,747)	(279,581)

Other Income (Expenses)
Foreign Exchange Gain (Loss)	2,922	2,514	4,669	1,454	4,736
Net Other Income (Expenses)	2,922	2,514	4,669	1,454	4,736

Net Loss	$(3,123)	$(4,835)	$(17,924)	$(53,293)	$(274,845)

Basic and Diluted
Loss per Share (1)	$(0.00)	$(0.01)	$(0.03)	$(0.09)

Weighted Average Shares
Outstanding (1)	670,500	617,600	636,984	617,533

(1)	Reflects the 1:100 reverse stock split completed on July 8, 2013.

See accompanying notes to interim condensed consolidated financial statements

BUCKEYE OIL & GAS, INC.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			Cumulative
			Since
			May 11, 2010
	For the Nine-Months Ended		(Inception) to
	February 28,		February 28,
	2014	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(17,924)	$(53,293)	$(274,845)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities
Accretion Expense	858	825	2,794
Asset Retirement Obligation net of Foreign Exchange	(731)	-	(731)
Change in Operating Assets and Liabilities
Decrease (Increase) In Sales Tax Refund Receivable	(254)	1,108	(1,339)
Decrease (Increase) in Prepaid Expenses	510	(1,822)	(1,445)
Increase (Decrease) in Accounts Payable	(5,969)	(14,300)	34,267
Net Cash Used in Operating Activities	(23,510)	(67,482)	(241,299)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Oil and Gas Property Interests	-	(12)	(802,295)
Cash Acquired on Business Combination	-	-	240,161
Net Cash Used in Investing Activities	-	(12)	(562,134)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the Sale of Common Stock	15,000	60,000	846,000
Net Cash Provided by Financing Activities	15,000	60,000	846,000
Net (Decrease) Increase in Cash and Cash Equivalents	(8,510)	(7,494)	42,567
Cash and Cash Equivalents at Beginning of Period	51,077	61,654	-
Cash and Cash Equivalents at End of Period	$42,567	$54,160	$42,567

See accompanying notes to interim condensed consolidated financial statements

BUCKEYE OIL & GAS, INC.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)
Cumulative
Since
May 11, 2010
	For the Nine-Months Ended		(inception) to
	February 28,	February 28,	February 28,
	2014	2013	2014

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING INFORMATION
Accounts payable related to acquisition of oil and gas property interests	$44,552	$—	$44,552
Long Term Liabilities - Asset Retirement Obligation	$—	$—	$9,696
Shares issued on acquisition of Buckeye Oil & Gas (Canada), Inc.	$—	$—	$400,000

BUCKEYE OIL & GAS, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Effective July 8, 2013, the Company and the Board of Directors of the Company adopted resolutions to effectuate a reverse split of its issued and outstanding shares of common stock on the basis of 1 post consolidation share for each 100 pre-consolidation shares.  All share and per share amounts in the condensed consolidated financial statements of the Company have been adjusted to reflect the reverse split.

The accompanying financial statements have been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the United States on a going concern basis.

Nature of Operations

The Company has commenced limited production from its properties as of February 28, 2014.    The Company is engaged in the acquisition, exploration and if warranted and feasible, the development of exploration of oil and gas properties.  The Company has a 28% working interest in two properties located in Alberta, Canada and has drilled an exploration well on each respective property, but neither well is currently in production (notes 4 and 5).

Interim Reporting

In the opinion of management the unaudited condensed consolidated financial information furnished herein reflects all adjustments, consisting of normal and recurring adjustments, that are necessary to fairly state the financial position of Buckeye Oil & Gas, Inc. and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended May 31, 2013.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended May 31, 2013 has been omitted.  The results of operations for the three and nine month periods ended February 28,2014 are not necessary indicative of results for the entire year ending May 31, 2014 or for any future annual or interim period.

NOTE 2 – ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States (GAAP) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company only commenced its oil and gas exploration activities in June 2011.  The Company has realized only limited revenue from its present operations.  During the nine months ended February 28, 2014, the Company incurred a net loss of $17,924.  Since inception on May 11, 2010 the Company has an accumulated deficit of $274,845 to February 28, 2014.  Current cash on hand is not sufficient to fund all of our planned operations for the next twelve months.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. The Company did not have any dilutive instruments outstanding at February 28, 2014.

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

The Company has recognized only minimal revenue from its oil and gas exploration activities from inception through to February 28, 2014.  The Company began earning revenue from its 28% working interest it has in its Valhalla Property commencing in October, 2011 and its 28% working interest in its Spirit Rycroft Property in March 2012.  Currently, neither property is in production.  Both properties are located in Alberta, Canada.

New Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these financial statements as presented and does not anticipate the need for any future restatement of these financial statements because of the retro-active application of any accounting pronouncements issued subsequent to February 28, 2014 through the date these financial statements were issued.

NOTE 4 – OIL AND GAS PROPERTY INTERESTS (Unproven)

	February 28, 2014 (Cumulative)
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

NOTE 5 – ASSET RETIREMENT OBLIGATION

As at February 28, 2014 the Company’s asset retirement obligation was comprised of its 28% working interest in the Valhalla and SR Wells.  The Company has estimated its February 28, 2014 obligation at $10,959 which includes accretion expense of $858 for the nine months ended February 28, 2014.

NOTE 6 – STOCKHOLDERS’ EQUITY

Stock Splits

Effective July 8, 2013, the Company and the Board of Directors of the Company adopted resolutions to effectuate a reverse split of its issued and outstanding shares of common stock on the basis of 1 post consolidation share for each 100 pre-consolidation shares.  All share and per share amounts in the condensed consolidated financial statements of the Company have been adjusted to reflect the reverse split.

Issuance of Units

On February 26, 2014 the Company closed a direct offering for the issuance of 1,500,000 units at a price of $0.01 per unit for aggregate gross proceeds of $15,000. Each unit consist of one share of common stock, one A warrant, and one B warrant.  The A warrant is exercisable at a price of $0.05 per warrant until February 1, 2019 and each B warrant is exercisable at a price of $0.10 per warrant until February 1, 2019.  The units were issued pursuant to Regulation S of the Securities Act of 1993.  The issuance of the 1,500,000 units was directly offered to the Corporation’s officers, Stephane Pilon, Chief Executive Officer and Pol Brisset, Secretary.

The warrants included in the units have been fair valued using the Black Scholes model.  The fair value of the warrants was determined using the following assumptions:  dividend rate – 0%; volatility - 141%; risk free rate - 0.07%; and a term of five years.  Based on their fair value the warrants have been assigned a value of $9,000.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company does not yet have a service agreement in place for its current principal executive officer, Stephane Pilon.  As a result of the Company not undertaking significant operations year-to-date, management has not been compensated.

NOTE 8 – SUBSEQUENT EVENT

On April 4, 2014 the Company entered into an Asset Purchase Agreement (the “Agreement”) with Scenario A (the “Seller”), a Quebec Corporation, to purchase all assets relating to the product known as “Broken 7”, a craft beer brewed in Montreal, Quebec.  The Company is in the process of finalizing a partnership to produce, distribute and represent Broken 7 to major retail outlets.  The purchase price under the Agreement consists of $25,000 payable in two installments to the Seller as follows: (i) $12,500 to be paid at closing to a bank account designated by the Seller and (ii) $12,500 to be paid 60 business days after the closing date of April 7, 2014.

The Company’s Chief Executive Officer, Stephane Pilon, also serves as the Seller’s President.  The Company’s Secretary and Director, Pol Brisset, also serves as the Seller’s Vice-President.  Mr. Pilon and Mr. Brisset are majority owners of the Seller.  As a result, the acquisition is a related party transaction.

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

Plan of Operations

During the next twelve months our objective is to continue to fund our agreement with Luxor. We continue to rely on Luxor to provide their employees and to source appropriate contractors to undertake the drill programs on the properties subject to the Farmout Agreement. Currently, Luxor is not undertaking any operations on either of the Company’s properties.  The Company has not yet made a determination with respect to the future of the Company’s oil and gas operations.

In addition, management will review other potential projects that may become available to the Company. These projects may not necessarily involve oil and gas exploration. Since management is committed to maximizing shareholder value, we may consider engaging in other business activities other than those in our current sector.  On April 4, 2014, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Scenario A (the “Seller”), a Quebec Corporation, to purchase all assets relating to the product known as “Broken 7”, a craft beer  brewed in Montreal, Quebec.  The Company is in the process of finalizing a partnership to produce, distribute and represent Broken 7 to major retail outlets.

We remain focused on keeping the staff compliment, which currently consists of our two directors and one officer, at a minimum to conserve capital. Our staffing level does not currently hinder our operations, as we believe that outsourcing of necessary operations continues to be the most cost effective and efficient manner of conducting the business of the Company.

Results of Operations

Three months ended February 28, 2014 compared to the three months ended February 28, 2013

Revenues

We did not earn any revenues during the three months ended February 28, 2014 and 2013.  Limited production has occurred previously on our two properties but neither property is currently in production.  It is not known when, or if, productions from either property will be re-started. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of natural resources on our properties, or if such resources are discovered, that we will enter into commercial production of our properties.

Operating Expenses and Net Loss

For the three months ended February 28, 2014 our net loss was $3,123 compared to $4,835 for the three months ended February 28, 2013.  Expenses have decreased in the current quarter due to decreased office expenses, and management fees partially offset by higher professional fees in the three months ended February 28, 2014 compared to the three months ended February 28, 2013.  The Company did not incur any operating expenses in the three months ended February 28, 2014 or the three months ended February 28, 2013 as the wells on both properties were not in production during either period.  Management fees decreased in the current quarter due to management not being compensated due to the limited amount of time being dedicated to Company operations as a result of the Company’s properties not being in production.  In the prior period, management was paid a total of $1,501.  Professional fees were $3,536 in the three months ended February 28, 2014 compared to $2,566 for the three months ended February 28, 2013.  The higher professional fees in the current quarter were the result of the Company incurring higher legal fees.  Office costs have decreased in the current quarter to $1,782 from $2,556 in the prior quarter due to lower SEC filing and transfer agent fees in 2014 compared to 2013.

Nine months ended February 28, 2014 compared to the nine months ended February 28, 2013

Revenues

We did not earn any revenues during the nine months ended February 28, 2014 and 2013.  Limited production has occurred previously on our two properties but neither property is currently in production.  It is not known when, or if, productions from either property will be re-started. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of natural resources on our properties, or if such resources are discovered, that we will enter into commercial production of our properties.

Operating Expenses

For the nine months ended February 28, 2014 our net loss was $17,924 compared to $53,293 for the nine months ended February 28, 2013.  Expenses have decreased in the current period due to decreased operating costs, office expenses, and management fees partially offset by higher professional fees in the nine months ended February 28, 2014 compared to the nine months ended February 28, 2013.  The Company did not incur any operating costs in the nine months ended February 28, 2014 while it incurred $9,012 in operating expenses for the nine months ended February 28, 2013.  Neither of the Company’s wells were in operation during the nine months ended February 28, 2014.  Office costs decreased in the nine months ended February 28, 2014 to $7,690 from $15,954 in the nine months ended February 28, 2013 due to lower SEC filing fees and transfer agent fees in 2014 compared to 2013.  The Company did not pay any management and directors’ fees during the nine months ended February 28, 2014 due to the Company’s officers and directors not being required to dedicate significant time to the Company’s activities as a result of the Company’s properties not being in production.  For the nine months ended February 28, 2013, the Company paid $19,297 in management and directors’ fees.  Professional fees were $12,694 in the nine months ended February 28, 2014 compared to $8,309 for the nine months ended February 28, 2013.  The higher professional fees in 2014 were the result of the Company incurring increased legal fees.

Liquidity and Capital Resources

We had a cash balance of $42,567 and negative working capital of $33,294 at February 28, 2014. We anticipate that we will incur the following expenses over the next twelve months:

•	$5,000 for operating expenses for our two properties.
•	$42,000 for general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Net cash used in operating activities during the nine months ended February 28, 2014 was $23,510 compared to $67,482 during the nine months ended February 28, 2013.  A portion of the decrease was due to a decrease in the net loss for the nine months ended February 28, 2014 to $17,924 from $53,293 for the nine months ended February 28, 2013.  In addition, in the nine months ended February 28, 2014 we had a net outflow from changes in accounts payable and accrued liabilities of $5,969 compared to a net outflow of $14,300 in the nine months ended February 28, 2013.  There were financing activities of $15,000 received from the issuance of common stock during the nine months ended February 28, 2014 while $60,000 was received from the issuance of common stock during the nine months ended February 28, 2013.  There were no investing activities for the nine months ended February 28, 2014 while in 2013 there was only $12 in investing activities related to the acquisition of oil and gas property interests.

We anticipate that we will require approximately $47,000 to fund our operations for the next 12 months.  We may seek to raise the additional funding that we require in the form of equity financing from the sale of our common stock.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our operations.  We currently do not have any agreements or arrangements in place for any future equity financing.

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

Item 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of February 28, 2014. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 26, 2014 the Company closed a direct offering for the issuance of 1,500,000 units at a price of $0.01 per unit for aggregate gross proceeds of $15,000. Each unit consist of one share of common stock, one A warrant, and one B warrant.  The A warrant is exercisable at a price of $0.05 per warrant until February 1, 2019 and each B warrant is exercisable at a price of $0.10 per warrant until February 1, 2019.  The units were issued pursuant to Regulation S of the Securities Act of 1993.  The issuance of the 1,500,000 units was directly offered to the Corporation’s officers, Stephane Pilon, Chief Executive Officer and Pol Brisset, Secretary.  The Corporation plans to use the funds from the direct offering to seek out potential new business models.

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

Date:   April 15, 2014

BUCKEYE OIL & GAS, INC.

By:   /s/ Stephane Pilon
       Stephane Pilon
       President, Chief Executive Officer, Chief Financial Officer, and Treasurer
     (Principal Executive, Financial, and Accounting Officer)