Form 10-K
period 2014-05-31
Brisset Beer International, Inc.
filed 2014-09-09
CIK 1495648

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2014

Commission file number: 000-54452

BRISSET BEER INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	80-0778461
(State of incorporation)	(I.R.S. Employer Identification No.)

370 Guy Street, Suite G9, Montreal, Quebec, Canada, H3J 1S6
(Address of principal executive offices)

(514) 906-6851
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as November 30, 2013 was approximately $56,000.

The number of shares of the issuer’s common stock issued and outstanding as of September 8, 2014 was 2,670,500 shares.

Documents Incorporated By Reference:  None

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking information. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management of Brisset Beer International, Inc. (the “Company”, “BBI”, “us” or “we”) and other matters. Forward-looking information may be included in this Annual Report on Form 10-K or may be incorporated by reference from other documents filed with the Securities and Exchange Commission (the “SEC”) by the Company. One can find many of these statements by looking for words including, for example, “believes,” “expects,” “anticipates,” “estimates” or similar expressions in this Annual Report on Form 10-K or in documents incorporated by reference in this Annual Report on Form 10-K. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

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

PART I
Item 1.                      Description of Business

Corporate Developments

Brisset Beer International, Inc. (formerly Buckeye Oil & Gas, Inc.) (the "Company") was incorporated under the laws of the State of Florida on May 11, 2010 under the name Benefit Solutions Outsourcing Corp. The Company was initially formed to offer small and medium-sized businesses services that reduced invoicing expenses, sped up receipt of monies, and allowed authorization and recovery of paper drafts.

On May 19, 2011, the Company amended its Articles of Incorporation to provide for a 17 for 1 forward stock split, and to change the name of the Company to “Buckeye Oil & Gas, Inc.”. In connection therewith, the Company changed the business of the Company to oil and gas exploration.

On June 2, 2011, Jamie Mills, the then principal shareholder of the Company sold  329,000 shares  to Ravi Dhaddey and 51,000 shares to Pol Brisset which shares represented approximately 65% of the issued and outstanding share capital of the Company on a fully-diluted basis at that time.  In connection with such purchase, Mr. Mills cancelled the other 1,150,000 shares in the Company which he had owned.

On June 23, 2011, the Company entered into a Stock Purchase Agreement to acquire all of the issued and outstanding shares of Buckeye Oil & Gas (Canada) Inc. (“Buckeye Canada”), a private Canadian company incorporated in Alberta, Canada and owned by Pol Brisset, the Company’s former principal executive officer, and current Secretary and director, for $400,000, which was paid by the issuance of 10,000 shares of common stock of the Company to Pol Brisset..  As a result, Buckeye Canada became a wholly-owned subsidiary of the Company.

Buckeye Canada’s sole asset was certain drilling rights granted pursuant to a Farmout and Participation Agreement (“Farmout Agreement”) with Luxor Oil & Gas, Inc. (“Luxor”) dated May 12, 2011.  The Company funded its portion of the drilling of a well on two properties under the Luxor Farmout Agreement.  Due to the lack of production from the wells and as a result of financial limitations of Luxor and the Company, the Company has determined that it would no longer fund the Farmout Agreement and has abandoned its interests in the properties subject to the Luxor Farmout Agreement.

Effective July 8, 2013, the Company approved a reverse split of its issued and outstanding shares of common stock on the basis of 1 post consolidation share for each 100 pre-consolidation shares.  All share and per share amounts presented in this Form 10-K and the consolidated financial statements have been adjusted for the stock split.

On April 4, 2014, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Scenario A, a Quebec corporation, to purchase all of its assets relating to “Broken 7”, a craft beer to be brewed in Montreal, Quebec, Canada, for a purchase price of $25,000. The Asset Purchase Agreement relates to the Broken 7 trademark and recipe only.  No other assets were acquired.  $12,500 was paid at closing and $12,500 was to be paid 60 business days after the closing date of April 7, 2014.  By letter agreement dated July 16, 2014, the parties agreed to extend the date on which the second payment of $12,500 was due to August 15, 2014.  The Company made the final installment of $12,500 to Scenario A on August 14, 2014.

Effective July 24, 2014, the Company changed its state of incorporation from Florida to Nevada and its name from “Buckeye Oil & Gas, Inc.” to “Brisset Beer International, Inc.” by the merger of Buckeye Oil & Gas, Inc. with and into its wholly-owned subsidiary, Brisset Beer International, Inc.

Until April 2014, the Company was engaged in the acquisition and exploration of oil and gas properties.  Since its asset purchase in April 2014, the Company has abandoned its interests in its two oil and gas properties and is principally engaged in the development of a brewing, distribution and marketing of craft-brewed beer business in the province of Quebec, Canada. Our craft beer consists of a single brand known as Broken 7which we plan to distribute to private retail stores, grocery chains and on-premise accounts across Quebec, Canada.

Industry Background

Based on the most recent data available, Statistics Canada, from 1999 to 2009, sales of goods manufactured by the Canadian brewery industry increased from approximately $4,054.9 million to $4,671.2 million, a 15.2% increase.

According to the Canadian government’s department of Agriculture and Agri-food Canada, the Canadian domestic market is the industry’s main sales channel, with 87.4% of Canadian beer sales in 2009.  Domestic market penetration has been on a steady decline since 1999, when sales of domestic beer accounted for 94.3% of the Canadian beer market.  According to the Quebec Association of Microbrewers, the number of brew pubs and microbreweries in Quebec has increased dramatically, from 31 in 2002 to 102 in 2013.

In the U.S. shipments of craft beer are estimated by industry sources to have increased by approximately 15.5% in 2013 over 2012 and by 15.4% in 2012 over 2011. While the overall domestic market experienced a modest decrease of 2.0% in 2013, the craft beer segment continued its strong growth and captured market share from the rest of the domestic market. Craft beer shipments in 2013 and 2012 were approximately 7.5% and 6.4%, respectively, of total beer shipped in the U.S. Approximately 15.3 million barrels and 13.2 million barrels, respectively, were shipped in the U.S. by the craft beer segment during 2013 and 2012, while total beer sold in the U.S., including imported beer, was 205.2 million barrels and 207.9 million barrels, respectively. Compared with the other segments of the U.S. brewing industry, craft brewing is a relative newcomer.  Industry sources estimate that craft beer produced by regional and national craft brewers accounts for approximately two-thirds of total craft beer sales, with one-third of the production brewed by smaller craft breweries.

Business Strategy

We hope to brew, market and sell a craft beer called Broken 7, which will be brewed in Quebec, Canada.  Craft beer is defined as a beer with a distinctive flavor, produced in small quantities and distributed in a particular region.

The central elements of our business strategy include:

•	Developing a great tasting beer with a vintage label and Kolsh inspirations.
•	Engaging a contract brewer to produce, bottle, distribute, and label our Broken 7 product which will allow us to focus on sales and marketing.
•	Target retail chains, grocery outlets, independent craft beer stores, and on-premise accounts.
•	Implementing an aggressive retail distribution program focusing on approximately 1,500 stores across Quebec.
•	Displaying and promoting Broken 7 in retail chains that will make our product accessible to consumers.
•	Accessing independent craft beer stores and negotiating premium fridge shelf position to attract consumer attention.
•	Activating the brand in on-premise market campaigns.
•	Promoting the brand through social media.
•	Participating in Quebec’s beer festivals to promote the brand and connect with the target consumer.
•	Strategically price Broken 7 at a premium level to give the retailers stronger margins to push and create promotions.

Brand Overview

The naming of our flagship brand Broken 7 is based on a sports analogy with the number 7 representing the seventh member of a sports team.  We hope to market Broken 7 to consumers by using the strong connections between the brewing and sports industry.

Broken 7 is an ale inspired by the Kolsh beers of Cologne, Germany.  It uses Pilsner toasted wheat, carafoam malt, and Halertau hops. We believe it is an easy drinking craft beer packaged with a vintage label that we hope will appeal to consumers.

Operations

Brewing Facilities

We do not intend to have our own brewery as we hope to use a contract brewer.  We are currently in negotiations for such a brewing facility.  However, no agreement for a brewing facility is currently in place.  The contract brewer will be responsible for brewing, bottling, labeling, and distributing Broken 7 beer.   We believe that by using a contract brewer we will be able to launch our brand with less initial capital investment than if we had to build our own brewing plant.

Packaging

We plan to initially offer Broken 7 in 500 milliliter bottles and 50 liter kegs.  In the future, we also have plans to distribute Broken 7 in 473 milliliter cans.

Quality Control

We plan to create a quality control panel that will meet at the time each brew is complete.  The panel will taste each batch to ensure we deliver the best beer we can. The panel will consist of three experienced brewers, our president and a representative of the contract brewer once the contract brewer has been contracted.

Ingredients and Raw Materials

Broken 7 is an ale inspired by the Kolsh beers of Cologne Germany, it uses Pilsner toasted wheat, carafoam malt, and Halertau hops. The Company intends to contract out services to a contract brewer who will be responsible for acquiring the ingredients and raw materials.  Currently there is no agreement in place with a contract brewer.

Distribution

In the province of Quebec the distribution system is direct from the brewery to the retailer. With limited exceptions, all brewers in the United States are required to sell their beers to independent wholesalers, who then sell the beers to retailers. The Company intends to contract out services to a single supplier for brewing, labeling and distribution.  The Company does not yet have a contract in place for such services but if and when in place, it is expected that the supplier will deliver beer to vendors on behalf of the Company, collect the proceeds from sale, and then pay the Company the respective commission.

Sales and Marketing

We have four main marketing programs for Broken 7.

Online. We intend to build an online communication program to increase Broken 7’s visibility to consumers.  The purpose of the online communication program is to direct consumers to the Broken 7 website. The website will include a store locator that informs consumers of the closest retailer that carries Broken 7. The web site will also host an online shop that offers t-shirts, hats, glasses and many other branded materials. We also intend to use social media to communicate information, events, pictures and other brand relevant information to consumers.

Events. We hope to participate in Quebec’s major beer festivals in order to directly connect with consumers to build brand awareness and consumer relationships.  In addition, we intend to promote Broken 7 at on-premise events such as “happy hour” where consumers and on-premise staff will have the opportunity to learn and sample Broken 7 products.

Ambassador Program. We hope to establish relationships with key influencers in the province of Quebec to represent the spirit of the brand.  Key influencers are individuals who attend industry events and promote the Broken 7 brand at on-premise locations.

In-store promotion. The Company intends to contract out services to a contract brewer who will be responsible for brewing, bottling, labelling and distributing Broken 7.  Currently, we do not have an agreement in place with a contract brewer.  With the help of our contract brewer we hope to distribute the Broken 7 in retail stores with periodic promotions such as in-store displays, contest promotions, and price incentives.

Seasonality

We believe that if and when we begin to sell our craft brewed-beer, our sales will generally reflect a degree of seasonality, with the first and fourth quarters exhibiting low sales levels compared to the second and third quarters.

Competition

We will compete in the craft brewing market as well as in the much larger alcoholic beverage market, which encompasses domestic and imported beers, flavored alcohol beverages, spirits, wine and ciders.

The craft beer segment is increasingly competitive due to the proliferation of small craft brewers, including contract brewers, and the large number of products offered by such brewers. Craft brewers have also encountered more competition as their peers expand distribution. Competition also varies by regional market. Depending on the local market preferences and distribution, we expect to encounter strong competition from microbreweries, regional specialty brewers and several national craft brewers that include Sleeman Unibroue, McAuslan and Brasseurs du Nord. Because of the large number of participants and number of different products offered in this segment, the competition for packaged product placements and especially for draft beer placements has intensified. Also many brewers will have greater financial and other resources than we have. We believe our competitive advantages; will include attractive labeling and bottle design, social media communication and promotional events where samples of Broken 7 will be made available.

We also expect to compete against imported brands, such as Heineken, Corona Extra and Guinness which have significantly greater financial resources than we have. Although imported beers currently account for a greater share of the Canadian and U.S. beer market than craft beers, we believe that craft brewers possess certain competitive advantages over some importers, including lower transportation costs, no importation costs, proximity to and familiarity with local consumers, product freshness, eligibility for lower federal excise taxes and absence of currency fluctuations.

In response to the growth of the craft beer segment, many domestic national brewers have introduced fuller-flavored beers, including well-funded significant product launches in the wheat category. While these product offerings are intended to compete with craft beers, many of them are brewed according to methods used by these brewers in their other product offerings. The major national brewers, Molson Coors, Labatt, and Sleeman Breweries Ltd. have significantly greater financial resources than us and have access to a greater array of advertising and marketing tools to create product awareness. Although increased participation by national brewers increases competition for market share and can heighten price sensitivity within the craft beer segment, we believe that their participation may tend to increase advertising, distribution and consumer education and awareness of craft beers, and thus may ultimately contribute to further growth of this industry segment.

In the past several years, many major distilled spirits producers and national brewers have introduced flavored alcohol beverages in the higher-priced end of the malt beverage industry such  as Smirnoff Ice and Mike’s Hard Lemonade.. We believe sales of these products, along with strong growth in the imported and craft beer segments of the malt beverage industry, contributed to an increase in the overall Canada and U.S. alcohol market. We believe that these products are particularly popular in regions and markets where we hope to we sell our products.

We also believe that the competitive environment in Canada and the U.S. is such that large domestic brewers are trying to grow market share by purchasing small craft breweries.

Regulation

Any craft brewed beer that we market and sell will be subject to government regulations in Canada.

Food and Drugs Act

Health Canada is responsible for establishing standards for the safety and nutritional quality of all foods sold in Canada. The department exercises this mandate under the authority of the Food and Drugs Act and pursues its regulatory mandate under the Food and Drug Regulations.

All health and safety standards under the Food and Drug Regulations are enforced by the Canadian Food Inspection Agency (“CFIA”). The CFIA is also responsible for the administration of non-health and safety regulations concerning food packaging, labeling and advertising.

The Food and Drug Regulations set out conditions regarding health, quality, composition and labeling requirements that would apply to breweries just as they would to other food and beverage manufacturers so that consumers will have confidence in the safety of the products they purchase.

The CFIA and the provincial liquor boards work together to ensure that alcoholic beverages, including beer, conform to Canadian safety standards (for alcohol content, toxins, etc.) under the Food and Drugs Act before being approved for sale in Canada.

Consumer Packaging and Labelling Act

The Consumer Packaging and Labelling Act, also enforced by the CFIA, requires that packaged foods either imported or made in Canada, must not bear any false or misleading information regarding their origin, quality, performance, net weight or quantity.

Mandatory Nutrition Labelling

On December 12, 2007, nutrition labelling became mandatory on most pre-packaged products. Exemptions (including beverages with an alcohol content of more than 0.5%) can be found in section [B.01.401(2)] of the Food And Drug Regulations. Products lose their exemption status if a health claim or nutrient content claim is made.

Agreement on Internal Trade

The Agreement on Internal Trade (under Chapter 10 - Alcoholic Beverages) has laid out a framework for non-discriminatory treatment of alcoholic beverages which has resulted in a number of inter-provincial trade barriers being addressed and efforts to avoid the creation of new barriers.

Importation of Intoxicating Liquors Act

Along with federal regulation, Canadian breweries are regulated provincially. This provincial authority stems from a federal statute, the Importation of Intoxicating Liquors Act, which requires that all liquor (including beer) imported into Canada be brought in through a provincial or territorial liquor board located within each province and territory in Canada. The provincial and territorial governments are also responsible for regulating and controlling the sale of liquor within their respective jurisdictions. Provincial and territorial governments, through their liquor control acts, issue licenses to brew or sell beer in their jurisdictions. Applications are available through provincial or territorial liquor control boards.

The provincial and territorial liquor boards collect federal and provincial duties and taxes on alcohol products, and then add their own mark-up prior to sale of the product. Advertising and marketing of beer are also closely controlled. However, these regulations vary between provinces and territories.

Most provinces in Canada have established minimum prices for all alcoholic beverages, including imports, to prevent the sale of alcohol at prices that would encourage over-consumption.

Excise Act

Taxes comprise both a federal excise duty, which is a federal levy imposed at the production stage on domestically-produced products such as spirits, beer and tobacco, and provincial ad valorem and volume taxes. These taxes and duties represent the single largest cost category to a brewing operation. Provincial sales tax and the federal goods and services tax are added at retail.

The federal excise tax system for alcoholic beverages presently in effect in Canada imposes duties on beer produced in Canada when it is shipped from the brewery to provincial liquor board warehouses or industry-owned stores. The excise duty on imported beer is calculated from the point where beer is imported and received into liquor board ‘bonded' warehouses, but does not become due until the beer is shipped to the point of retail sale. This imposition point eliminates competitive distortions between domestic and imported beer, and between beer and other alcoholic beverages.

In Quebec, under the regulatory agency RACJ (regie d’alcool des courses et des jeux), a brewer’s license includes the right to warehouse and distribute beer and to sell directly to licensed retailers such as on-premise accounts, retail and grocery chains.

We hope to have a contract brewing agreement with a contract brewer.  The contract brewer will assume the responsibility to abide by all national and regional regulations.  Our management will work with the contract brewer to ensure we are in compliance with all regulations.

Intellectual Property

We have obtained Canadian trademark registration on our flagship brand Broken 7.  We hope to obtain trademark registration for Broken 7 in other countries in the future.

We believe that our Broken 7 brand has substantial value and is an important factor in the marketing of our products. We are not currently aware of any infringing uses that will affect the development of our business or any prior claim to the trademarks that would prevent us from using our trademarks in our business.

Employees

We currently have one employee,  Stephane Pilon, who is a full-time employee. Our other officer and director provide planning and organizational services for us on a part time basis.

Subsidiaries

We have two wholly-owned subsidiaries: Buckeye Oil & Gas (Canada), Inc., incorporated in the province of Alberta, Canada and Biere Brisset International, Inc., incorporated in the province of Quebec, Canada.

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

Risk Factors Relating to Our Company

1.
Our independent auditor has issued a going concern opinion after auditing our May 31, 2014 financial statements.  Our ability to continue is dependent on our ability to raise additional capital and our operations could be curtailed if we are unable to obtain required additional funding when needed.

We will be required to expend substantial amounts of working capital in order to market, distribute and sell our Broken 7 brand of craft beer.  Our operations to date were funded entirely from capital raised from our private offering of securities from May 2010 through August 2014. We will continue to require additional financing to execute our business strategy.  We are currently totally dependent on external sources of financing for the foreseeable future, of which we have no commitments. Our failure to raise additional funds in the future will adversely affect our business operations, and may require us to suspend our operations, which in turn may result in a loss to the purchasers of our common stock. We are entirely dependent on our ability to attract and receive additional funding from either the sale of securities or outside sources such as private investment or a strategic partner. We currently have no firm agreements or arrangements with respect to any such financing and there can be no assurance that any needed funds will be available to us on acceptable terms or at all. The inability to obtain sufficient funding of our operations in the future could restrict our ability to grow and reduce our ability to continue to conduct business operations. For the year ended May 31, 2014, we incurred a net loss of $970,533 and used cash in operations of $27,317.  After auditing our May 31, 2014 financial statements, our independent auditor issued a going concern opinion and our ability to continue is dependent on our ability to raise additional capital. If we are unable to obtain necessary financing, we will likely be required to curtail our development plans which could cause us to become dormant. Any additional equity financing may involve substantial dilution to our then existing stockholders.

2.
We are an early stage company with limited operating history in craft brewing and to date we have focused primarily on establishing our operations, all of which raises substantial doubt as to our ability to successfully develop profitable business operations and makes an investment in our common shares very risky.

We are an early stage company and we have not yet produced any craft beer from our current operations.  Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a business in the craft brewing industry.  We have yet to generate any revenues from operations and have been focused on start-up and fund raising activities. Since we have not generated any revenues, we will have to raise additional capital to fund our operations for the next twelve months, which we may do through loans from existing shareholders, the sale of our equity securities or a strategic arrangement with a third party in order to continue our business operations.  However, we currently do not have any agreements with potential lenders or strategic arrangements in place. There is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including:

• our ability to raise adequate working capital;
• success of our production, sales and marketing efforts;
• demand for our product;
• the level of our competition;
• our ability to attract and maintain key management and employees; and
• our ability to efficiently produce, distribute and sell sufficient quantities of our beer to obtain profitable operations while maintaining quality and controlling costs.

To achieve profitable operations, we must, alone or with others, successfully execute on the factors stated above.  If we are not successful in executing any of the above stated factors, our business will not be profitable and may never even generate any revenue, which make our common stock a less attractive investment and may harm the trading of our common stock, if a market ever develops.

3.
Because we will not generate revenue unless and until our craft beer brewing, distribution and sales program is successful in achieving profitable operations, we will need to raise a substantial amount of additional capital in order to fund our operations for the next twelve months and in order to execute our business plan.  If the prospects for our business plan are not favorable or the capital markets are tight, we would not be able to raise the necessary capital and we will not be able to pursue our business plan, which would likely cause our common shares to become worthless.

As of  May 31, 2014, our cash on hand was $15,652. Despite the closing of a financing on August 12, 2014 for total gross proceeds of $55,000, we will require additional funds to achieve our current business strategy and our inability to obtain additional financing will interfere with our ability to develop our business. Current cash on hand is insufficient to fund all of our anticipated operating needs for the next twelve months. As we will not generate revenue unless and until our business plan is successful in achieving profitable operations, we will require substantial additional capital to fund our operations for the next twelve months and in order to pursue our business plan.  Because we currently do not have any cash flow from operations we need to raise additional capital, which may be in the form of loans from current shareholders and/or from public and private equity offerings.  Our ability to access capital will depend on our success in implementing our business plan.  It will also be dependent upon the status of the capital markets at the time such capital is sought.  Any such financing may not be on favorable terms and may be dilutive to current shareholders.  Should sufficient capital not be available, the development of our business plan could be delayed and, accordingly, the implementation of our business strategy would be adversely affected. In such event it would not be likely that investors would obtain a profitable return on their investments or a return of their investments at all.

4.
We are heavily dependent on contracted third parties.  The inability to identify and obtain the services of third party contractors would harm our ability to execute our business plan and continue our operations until we found a suitable replacement.

We do not have our own brewing facilities.  We intend on using a third party to contract brew and distribute our craft beer.  We will be dependent on the continued services of the third party to brew our beer.  Our success is also heavily dependent on our ability to attract and retain experienced sales and marketing staff.  We do not currently have any agreements in place with third parties to ensure that we will have sufficient expertise to undertake our business plan. If we were unable to obtain the services of third party contractors to brew and distribute our craft beer, our ability to execute our business plan would be harmed and we may be forced to cease operations until such time as we could hire suitable contractors.

5.           A third party contract brewer may also produce beer for our competitors which could lead to conflict of interest.

We do not expect to have exclusivity with any brewer with which we contract and such brewer may also produce beer for our competitors.  As a result, there may be times in the future where our contract brewer elects to brew our competitors’ beer rather than ours.  This situation may arise if our contract brewer is confronted with capacity issues.  While we intend on monitoring our contract brewer’s ability to fulfill their obligations to us we cannot guarantee that conflicts will not arise in the future.  If such a conflict resulted in our contract brewer not supplying us with sufficient volume of our product to meet our sales obligations we would be faced with a number of operational tasks, including establishing and maintaining our own brewing facilities or sourcing another contract brewer.  Such an undertaking would require significant effort and substantial time to complete, during which the distribution of our products could be impaired.

6.           If we are unable to gauge trends and react to changing consumer preferences in a timely manner, our sales and market share will decrease.

The costs and management attention involved in maintaining an innovative brand portfolio are expected to be significant. If we have not gauged consumer preferences correctly, or are unable to maintain consistently high quality beers as we develop new brands, our overall brand image may be damaged. If this were to occur, our future sales, results of operations and cash flows would be adversely affected.

7.           Increased competition could adversely affect sales and results of operations.

The craft brewing market is highly competitive, as well as the much larger specialty beer category, which includes the imported beer segment and fuller-flavored beers offered by major national brewers. We will also face competition from producers of wine, spirits and flavored alcohol beverages offered by the larger spirit producers and national brewers. Increased competition could adversely affect sales and results of operations.

8.           Our business is sensitive to reductions in discretionary consumer spending.

Consumer demand for luxury or perceived luxury goods, including craft beer, can be sensitive to downturns in the economy and the corresponding impact on discretionary spending. Changes in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general economic conditions, job losses and the resultant rising unemployment rate, perceived or actual disposable consumer income and wealth, and changes in consumer confidence in the economy, could significantly reduce customer demand for craft beer. Furthermore, our consumers may choose to replace our products with the fuller-flavored national brands or other more affordable, although we believe, lower quality, alternatives available in the market. Any such decline in consumption of products we may offer in the future would likely have a significant negative impact on our operating results.

9.           Changes in consumer preferences or public attitudes about alcohol could decrease demand for our products.

If consumers were unwilling to accept our products or if general consumer trends caused a decrease in the demand for beer, including craft beer, it would adversely impact our sales and results of operations. There is no assurance that the craft brewing segment will continue to experience growth in future periods. If the markets for wine, spirits or flavored alcohol beverages continue to grow, this could draw consumers away from the beer industry in general and our products specifically and have an adverse effect on our sales and results of operations. Further, the alcoholic beverage industry has become the subject of considerable societal and political attention in recent years due to increasing public concern over alcohol-related social problems, including drunk driving, underage drinking and health consequences from the misuse of alcohol. As an outgrowth of these concerns, the possibility exists that advertising by beer producers could be restricted, that additional cautionary labeling or packaging requirements might be imposed or that there may be renewed efforts to impose, at either the federal or state level, increased excise or other taxes on beer sold in Canada and the United States. If beer in general were to fall out of favor among domestic consumers, or if the domestic beer industry were subjected to significant additional governmental regulation, it would likely have a significant adverse impact on our financial condition, operating results and cash flows.

10.           We are subject to governmental regulations affecting our business.

Provincial and local laws and regulations govern the production and distribution of beer, including permitting, licensing, trade practices, labeling, advertising and marketing, distributor relationships and various other matters. A variety of provincial and local governmental authorities also levy various taxes, license fees and other similar charges and may require bonds to ensure compliance with applicable laws and regulations. Certain actions undertaken by us may cause governmental authorities to revoke its license or permit, restricting our ability to conduct business. One or more regulatory authorities could determine that we have not complied with applicable licensing or permitting regulations or have not maintained the approvals necessary for us to conduct business within our jurisdiction.  If operations were unavailable or unduly delayed, or if any permits or licenses that we may obtain were to be revoked, our ability to conduct business may be disrupted, which would have a material adverse effect on our financial condition, results of operations and cash flows.

11.           The craft beer business is seasonal in nature, and we are likely to experience fluctuations in results of operations and financial condition.

Sales of craft beer products are somewhat seasonal, with the first and fourth quarters historically being lower and the rest of the year generating stronger sales. Sales volume may also be affected by weather conditions and selling days within a particular period. If an adverse event such as a regional economic downturn or poor weather conditions should occur during the second and third quarters, the adverse impact to our revenues would likely be greater as a result of the seasonal business.

12.           Changes in laws regarding distribution arrangements may adversely impact our operations.

Governmental authorities may enact legislation that significantly alters the competitive environment for the beer distribution industry. Any such change in the competitive environment could have an adverse effect on our future sales and results of operations.

13.           We may experience a shortage of kegs necessary to distribute draft beer.

We intend to distribute our draft beer in kegs that are owned by us as well as leased from a third-party vendor. During periods when we experience stronger sales, we may need to rely more on leased kegs from third-party vendors to address the additional demand. If shipments of draft beer increase, we may experience a shortage of available kegs to fill sales orders. If we cannot meet our keg requirements through either lease or purchase, we may be required to delay some draft shipments. Such delays could have an adverse impact on sales and our relationships with wholesalers.

14.           We are currently focused on the brewing, selling and marketing of a single brand of craft beer.

Our craft beer efforts are currently focused on a single craft beer, Broken 7.  The brewing, distributing and selling of a new craft beer is extremely risky. We can provide investors with no assurance that we will be able to enter into an agreement with a contract brewer or if we are able to brew Broken 7 that it will ever establish itself in the marketplace nor can we provide any assurance that we will ever establish profitable operations.  Few brands of craft beer are ever ultimately profitable and seldom result in successful brands. In such a case, we would be unable to complete our business plan and any money spent on brand development would be lost and investors may lose their investment in our company.

15.
We may not be able to compete with current and potential craft beer companies, most of whom have greater resources and experience than we do in developing craft beer brands.  As a result, we may fail in our ability to develop our business.

The craft beer business is intensely competitive, highly fragmented and subject to rapid change.  We may be unable to compete successfully with established or new beer companies which may have significantly greater personnel, financial, managerial, and technical resources than we do.  This competition from other companies with greater resources and reputations may result in our failure to establish, maintain or expand our business.

16.	Both of our officers and directors own and operate competing craft beer businesses. Their other activities may involve a conflict of interest with regard to business opportunities to our Company.
Our officers and directors are not required to work exclusively for us.  In fact, both of our officers and directors own and operate other craft beer companies.  Therefore, it is possible that a conflict of interest with regard to them presenting business opportunities to our Company may occur.  Also, due to the competitive nature of the craft beer business, the potential exists for conflicts of interest to occur from time to time that may adversely affect our business interests.  Both of officers and directors may have a conflict of interest in helping us identify and access to markets, personnel, investments or other business opportunities that the other companies they own may have an interest.  As a result, a business opportunity that may benefit our business may not be brought to our attention as that opportunity may be presented to one of their other companies.

17.
Since our officers and directors work part-time for other companies, their other activities for those other companies may involve a conflict of interest with regard to the amount of time they dedicate to our business.

Our officers and directors are not required to work exclusively for us and do not devote all of their time to our operations.   Therefore, it is possible that a conflict of interest with regard to their time may arise based on their work for such other companies.  Their other activities may prevent them from devoting time to our operations, which could slow our operations and may reduce our financial results because of the slowdown in operations.  It is expected our principal executive officer will devote approximately thirty hours per week to our operations on an ongoing basis, and when required will devote additional hours.

18.	Because we have not yet adopted a code of ethics, our stockholders may have limited protections against wrongdoing and unethical conduct by our senior officers.

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

19.	Our principal shareholders own a controlling interest in our voting stock and investors will not have any voice in our management, which could result in decisions adverse to our general shareholders.

Our principal shareholders who are also our only officers and directors beneficially own collectively approximately 58% of our outstanding common stock.   As a result, these shareholders will have the ability to control substantially all matters submitted to our stockholders for approval including:

• election of our board of directors;
• removal of any of our directors;
• amendment of our Articles of Incorporation or bylaws; and
• adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

As a result of their ownership, our principal shareholders are able to influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions.  In addition, it is possible for our principal shareholders may sell or otherwise dispose of all or a part of their shareholdings which could affect the market price of our common stock if the marketplace does not orderly adjust to the increase in shares in the market and the value of your investment in the Company may decrease.  The controlling shareholders’ stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

20.
We have one employee, our principal executive officer, who will work approximately thirty hours per week on our business.  Consequently, we may not be able to monitor our operations and respond to matters when they arise in a prompt or timely fashion.  Until we have additional capital or generate revenue, we will have to rely on consultants and service providers, which will increase our expenses and increase our losses.

We have one employee, our principal executive officer, who will work on our business thirty hours per week. We have a limited ability to monitor our operations, as well as a limited ability to respond to inquiries from third parties, such as regulatory authorities or potential business partners.  Though we may rely on third party service providers, such as accountants and lawyers, to address some of our matters, until we raise additional capital or generate revenue, we will have to rely on consultants and third party service providers to monitor our operations, which will increase our expenses and may have a negative effect on our results of operations.

RISK FACTORS RELATING TO OUR COMMON STOCK

21.	We may, in the future, issue additional common stock, which would reduce investors’ percent of ownership and may dilute our share value.

Our Articles of Incorporation authorizes the issuance of 500,000,000 shares of common stock, par value $.0001 per share, of which 2,670,500 shares are currently issued and outstanding. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

22.	Our principal shareholders may decide to sell their shares in the Company, reducing the price you may receive upon a sale.

Our principal shareholders, who are also our only officers and directors, beneficially own approximately 58% of our outstanding common stock.  If and when they sell their shares in the market, such sales by our principal shareholders within a short period of time could adversely affect the market price of our common stock if the marketplace does not orderly adjust to the increase in the number of shares in the market. This will result in a decrease in the value of your investment in the Company.

23.
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

24.	Because we do not intend to pay any cash dividends on our shares of common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them at a price higher than that which they initially paid for such shares.

25.
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

26.	If a market develops for our shares, sales of our shares relying upon Rule 144 may depress prices in that market by a material amount.

The majority of the outstanding shares of our common stock held by present stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement, such as this one (for the shares registered hereunder) or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. On November 15, 2007, the SEC adopted changes to Rule 144, which, shortened the holding period for sales by non-affiliates to six months (subject to extension under certain circumstances) and removed the volume limitations for such persons.   The changes became effective in February 2008. Rule 144 provides in essence that an affiliate who has held restricted securities for a prescribed period may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed 1% of a company's outstanding common stock. The alternative average weekly trading volume during the four calendar weeks prior to the sale is not available to our shareholders being that the Over-the-Counter Bulletin Board is not an "automated quotation system" and, accordingly, market based volume limitations are not available for securities quoted only over the Over-The-Counter Bulletin Board. As a result of the revisions to Rule 144 discussed above, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for a period of six months, if we have filed our required reports.  A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of our common stock in any market that may develop.

27.           We may be exposed to potential risks resulting from requirements under Section 404 of the Sarbanes-Oxley Act of 2002.

As a public company, we are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting We expect to incur significant continuing costs, including accounting fees and staffing costs, in order to maintain compliance with the internal control requirements of the Sarbanes-Oxley Act of 2002. Development of our business will necessitate ongoing changes to our internal control systems, processes and information systems. Currently, we have no employees, and two officers and directors. As we engage in the development of our business, hire employees and consultants, our current design for internal control over financial reporting may not be sufficient to enable management to determine that our internal controls are effective for any period, or on an ongoing basis. Accordingly, as we develop our business, such development and growth will necessitate changes to our internal control systems, processes and information systems, all of which will require additional costs and expenses.

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

28.           Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protections against interested director transactions, conflicts of interest and similar matters.

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

None of our directors are independent and we do not currently have audit or compensation committees. As a result, our directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our shareholders without protections against interested director transactions, conflicts of interest and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

29.           The costs to meet our reporting and other requirements as a public company subject to the Exchange Act of 1934 are substantial and may result in us having insufficient funds to expand our business or even to meet routine business obligations.

As a public company subject to the reporting requirements of the Exchange Act of 1934, we incur ongoing expenses associated with professional fees including for accounting, legal and other expenses related to annual and quarterly reports and proxy statements and other SEC filings. We estimate that these costs will range up to $25,000 per year for the next few years and will be higher if our business activity increases. As a result, we may not have sufficient funds to grow our operations.

Item 1B.   Unresolved Staff Comments

There are no unresolved staff comments.

Item 2.   Description of Properties

Corporate Office

We do not own any real property. We currently maintain offices on a shared basis at 8275 S. Eastern Avenue, Suite 200, Las Vegas, Nevada, 89123 pursuant to lease for $150 per month which expires March 2015.  In addition, our head office is located at 370 Guy Street, Suite G9, Montreal, Quebec, H3J 1S6.  We are able to use this office space free of charge as it is the office space we share with the offices of other businesses owned by our principal executive officer. Management believes that our office space is suitable for our current needs.

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

The Company has no mining operations.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

There has been no market for our securities. Our common stock is not traded on any exchange or on the over-the-counter market. Effective July 24, 2014 the Company received approval from FINRA under the symbol BBII.OB (formerly BOIG.OB) for our common stock to be eligible for trading on the Over The Counter Bulletin Board. However, a market has not yet developed.  There is no assurance that a trading market will develop, or, if developed, that it will be sustained.

Security Holders

As of September 8, 2014, there were approximately thirty-seven holders of record of the Company’s common stock.

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

Item 7.   Management’s Discussion and Analysis or Plan of Operation

Overview

Until April 2014 we were engaged in the acquisition and exploration of oil and gas properties.  We are currently engaged in developing our business to brew, distribute, market and sell a single brand of craft beer called Broken 7.

Our initial plan is to brew, market and sell the craft beer in Quebec, Canada.  We hope in the future to expand the brand into Eastern Canada, with a focus on the province of Ontario and eventually market our product in the U.S., subject to obtaining sufficient funding and resources to develop and expand our business.

Results of Operations

The Year Ended May 31, 2014 compared to the Year Ended May 31, 2013

Revenues

The Company did not recognize any revenue for the years ended May 31, 2014 or 2013.

Operating Expenses

For the year ended May 31, 2014 our net loss was $970,533 compared to $65,080 for the year ended May 31, 2013.  Expenses have increased in the current year as a result of discontinuing operations in the oil and gas industry. Due to the discontinued operations, we wrote-down all of our oil and gas properties, net of liabilities, which consisted of assets of $1,015,408, accounts payable and accrued liabilities of $76,565, and asset retirement obligation of $11,374.  Including accretion expense of $850 recorded prior to discontinuing operations, total loss from discontinued operations was $928,319. Office costs decreased in the year ended May 31, 2014 to $11,613 from $18,793 in the year ended May 31, 2013 due to lower SEC filing fees and transfer agent fees in fiscal 2014 compared to fiscal 2013.  The Company did not pay any management and directors’ fees during the year ended May 31, 2014 due to the Company’s officers and directors agreeing to forgo their compensation as they were not required to dedicate significant time to the Company’s activities as a result of the Company’s oil and gas properties not being in production.  For the year ended May 31, 2013, the Company paid $19,297 in management and directors’ fees.  Professional fees were $28,780 in the year ended May 31, 2014 compared to $15,135 for the year ended May 31, 2013.  The higher professional fees in 2014 were the result of the Company incurring increased legal fees due to its jurisdiction and name change.

Liquidity and capital resources

We had a cash balance of $15,652 and working capital of negative $4,562 at May 31, 2014.  Net cash used in operating activities during the year ended May 31, 2014 was $27,317 compared to $72,063 during the year ended May 31, 2013.  Although the net loss for the year ended May 31, 2014 was $970,533 compared to $65,080 for the year ended May 31, 2013, a significant portion of the 2014 net loss was due to the write down of oil and gas property interests of $928,319 during the year ended May 31, 2014. In addition, in the year ended May 31, 2014 we had net inflows from changes in the amount due under the asset purchase agreement of $12,500 and accounts payable and accrued liabilities of $1,075 compared to a net outflow of $9,118 in the year ended May 31, 2013.  There were financing activities of $15,000 received from the issuance of common stock during the year ended May31, 2014 while $60,000 was received from the issuance of common stock during the year ended May 31, 2013.  There was investing activities for the year ended May 31, 2014 of $25,000 related to the acquisition of  goodwill while in 2013 there were no investing activities.

Between August 2011 and August 2014, the Company has raised a total of $846,000 through the issuance of shares of common stock, which shares were offered by the Company pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.  The funds received from these financings were used primarily to fund the Company’s portion of drill programs under the Farmout Agreement and for general working capital purposes. However, even with these financings current cash on hand is not sufficient to fund all of the Company’s requirements for the next twelve months.

We may seek to raise additional funding that we require in the form of equity financing from the sale of our common stock.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our operations.  We currently do not have any agreements or arrangements in place for any future equity financing.

Going Concern Consideration

The Company has realized only limited revenue from its oil and gas operations and has since abandoned those interests and is currently focusing on developing a craft brewing business.  During the year ended May 31, 2014, the Company incurred a net loss of $970,533.  Since inception on May 11, 2010, the Company has an accumulated deficit of $1,227,521 to May 31, 2014.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

We will be required to expend substantial amounts of working capital in order to brew, distribute and market our Broken7 brand of craft beer.  Our operations to date have been funded entirely from capital raised from our private offering of securities from May 2010 through August 2014. We are entirely dependent on our ability to attract and receive additional funding from either the sale of securities or outside sources such as private investment or a strategic partner. We currently have no firm agreements or arrangements with respect to any such financing and there can be no assurance that any needed funds will be available to us on acceptable terms or at all. The inability to obtain sufficient funding of our operations in the future will restrict our ability to grow and reduce our ability to continue to conduct business operations. Our failure to raise additional funds will adversely affect our business operations, and may require us to suspend our operations, which in turn may result in a loss to the purchasers of our common stock.  After auditing our May 31, 2014 financial statements, our independent auditor issued a going concern opinion and our ability to continue is dependent on our ability to raise additional capital. If we are unable to obtain necessary financing, we will likely be required to curtail our development plans which could cause us to become dormant. Any additional equity financing may involve substantial dilution to our then existing stockholders.

The Company's ability to continue as a going concern is dependent on its ability to brew, distribute, and market craft beer and ultimately achieve profitable operations and to generate sufficient cash flow from financing and operations to meet its obligations as they become payable.

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

A detailed summary of all of the Company’s significant accountings policies and the estimates derived therefrom is included in Note 3 to the Company’s Consolidated Financial Statements for the year ended May 31, 2014. While all of the significant accounting policies are important to the Company’s consolidated financial statements, the following accounting policies and the estimates derived therefrom have been identified as being critical:

Oil and Gas Property Payments and Exploration Costs;
Goodwill; Revenue Recognition;
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

As of May 31, 2014, the Company discontinued its operations in the oil and gas industry.

Goodwill

Pursuant to its agreement with Scenario A, the Company has acquired all rights to Broken7, a craft beer to be brewed in Quebec, Canada.  The assets acquired consist of goodwill only as no inventory or other assets were acquired.  The Company accounts for this assets under ASC No. 350, Intangibles—Goodwill and Other which states that goodwill and intangible assets with indefinite useful lives should not be amortized, but instead tested for impairment at the reporting unit level at least annually or more frequently if circumstances indicate possible impairment. The Company tests for impairment annually in the fourth quarter of the fiscal year. If impairment exists, a write-down to fair value (measured by discounting estimated future cash flows) is recorded.

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

The Company has recognized only minimal revenue from its oil and gas exploration activities as of May 31, 2014.  The Company began earning revenue from its 28% working interest it has in its Valhalla Property commencing in October 2011 and its 28% working interest in its Spirit Rycroft Property in March 2012.  The Valhalla Property is not currently in production.  Both properties are located in Alberta, Canada. Both properties have now been abandoned.

Revenue, if any, from the Company’s craft beer business is expected to be in the form of commissions.  The Company intends to contract out services to a single supplier for brewing, labeling and distribution.  The Company does not yet have a contract in place for such services but if and when in place, it is expected that the supplier will deliver beer to vendors on behalf of the Company, collect the proceeds from sale, and then pay the Company the respective commission.  Revenue will be recorded at the time of delivery to the customer.  The method of calculating and the amount of the commission payable to the Company is still to be negotiated.

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

In accordance with ASC 350 Intangibles – Goodwill and Other the Company performs a qualitative assessment at the end of each reporting period to determine if any events or circumstances exist, such as an adverse change in business climate or a decline in the overall industry that would indicate that it would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

Foreign Currency Translation

The functional currency of the Company at May 31, 2014 is the Canadian dollar. Transactions that are denominated in a foreign currency are re-measured into the functional currency at the current exchange rate on the date of the transaction. Any foreign currency denominated monetary assets and liabilities are subsequently re-measured at current exchange rates, with gains or losses recognized as foreign exchange losses or gains in the statement of operations. Nonmonetary assets and liabilities are translated at historical exchange rates. Expenses are translated at average exchange rates during the period. Exchange gains and losses are included in statement of operations for the period.

Adjustments arising from the translation of the Company’s financial statements to United States dollars for presentation purposes due to differences between average rates and balance sheet rates are recorded in other comprehensive income.

Asset Retirement Obligations

In accordance with ASC 410, Asset Retirement and Environmental Obligations the fair value of an asset retirement cost, and corresponding liability, should be recorded as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. Prior to abandoning its drilling rights on its properties, the Company had not yet undertaken any field exploration on its properties and as such has not incurred an asset retirement obligation.  At least annually, the Company will reassess the need to record an obligation or determine whether a change in any estimated obligation is necessary. The Company will evaluate whether there are indicators that suggest the estimated cash flows underlying the obligation have materially changed. Should those indicators suggest the estimated obligation has materially changed the Company will accordingly update its assessment. The asset retirement obligation is measured at fair value on a non-recurring basis using level 3 inputs based on discounted cash flows involving estimates, assumptions, and judgments regarding the cost, timing of settlement, credit-adjusted risk-free rate and inflation rates.

As of May 31, 2014, the Company discontinued its operations in the oil and gas industry.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

ASU 2014-10 Topic 915 Development Stage Entities

The objective of the guidance is to reduce cost and complexity in the financial reporting system by eliminating inception-to-date information from the financial statements of development stage entities. The new standard eliminates the concept of a development stage entity (“DSE”) from U.S. GAAP. Therefore, the current incremental reporting requirements for a DSE, including inception-to-date information, will no longer apply. This standard is effective for annual reporting periods beginning after December 15, 2014. The Company has elected to early adopt this guidance effective with its May 31, 2014 consolidated financial statements.

ASU 3013-05 Topic 830 Accounting for cumulative translation adjustments

The standards amends cumulative translation adjustment derecognition guidance in particular when (i) an entity ceases to have a controlling financial interest in certain subsidiaries or groups of assets within a foreign entity, or (ii) there is a loss of a controlling financial interest in a foreign entity or a step acquisition involving an equity method investment that is a foreign entity. This is effective for public entities for years, and interim periods within those years, beginning after December 15, 2013.

ASU 2013-11 Topic 740 Accounting for cumulative translation adjustments

The standard amends guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This is effective for public entities for years, and interim periods within those years, beginning after December 15, 2013.

Off-balance sheet arrangements

We have no off-balance sheet arrangements.

Item 7A   Quantitative and Qualitative Disclosure About Market Risk

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 8.                         Financial Statements

BRISSET BEER INTERNATIONAL, INC.

(Formerly Buckeye Oil & Gas, Inc.)

Consolidated Financial Statements

May 31, 2014

(in US Dollars unless otherwise indicated)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Brisset Beer International Inc.
(formerly Buckeye Oil and Gas Inc.)
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Brisset Beer International Inc. (formerly Buckeye Oil and Gas Inc.) as of May 31, 2014 and 2013, and the related statements of operations, comprehensive income, stockholders’ deficit, and cash flows for each of the years in the two-year period ended May 31, 2014. Brisset Beer International Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brisset Beer International Inc. (formerly Buckeye Oil and Gas Inc.) as of May 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended May 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is an early stage Company with limited operations and resources, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ZBS Group LLP
Plainview, New York

September 5, 2014

BRISSET BEER INTERNATIONAL, INC.
(formerly Buckeye Oil & Gas, Inc.)
CONSOLIDATED BALANCE SHEETS

	May 31,	May 31,
	2014	2013
	$	$
ASSETS
Current Assets
Cash	15,652	51,077
Refunds Receivable	1,418	1,085
Prepaid Expenses	300	1,955

Total Current Assets	17,370	54,117
Oil and Gas Property Interests (note 5)	–	1,015,408
Goodwill (note 6)	25,000	–

Total Assets	42,370	1,069,525

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	9,432	84,614
Amount Due Under Goodwill Purchase Agreement	12,500	–

Total Current Liabilities	21,932	84,614

Long Term Liabilities
Asset Retirement Obligations (note 7)	–	10,832
Total Long Term Liabilities	–	10,832

Total Liabilities	21,932	95,446

Stockholders' Equity
Common Stock, Par Value $.0001
Authorized 500,000,000 shares,
2,120,500 and 620,500 shares issued and outstanding at
May 31, 2014 and 2013 respectively	212	62
Paid-In Capital	1,236,788	1,230,938
Warrants	9,000	–
Accumulated Deficit	(1,227,521)	(256,988)
Accumulated other Comprehensive Income	1,959	67

Total Stockholders' Equity	20,438	974,079

Total Liabilities and Stockholders' Equity	42,370	1,069,525

The accompanying notes are an integral part of these financial statements.

BRISSET BEER INTERNATIONAL, INC.
(formerly Buckeye Oil & Gas, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended May 31,

	2014	2013
	$	$

Expenses
Professional Expenses	28,780	15,135
Office and Sundry	11,613	18,793
Rent	1,821	1,800
Management and Directors’ Fees	–	19,297
Total Expenses	42,214	55,025

Net Loss Before Discontinued Operations	(42,214)	(55,025)
Loss from Discontinued Operations (note 5)	(928,319)	(10,055)
Net Loss	(970,533)	(65,080)

Basic and Diluted loss per share
Continuing Operations	(0.04)	(0.09)
Discontinued Operations	(0.93)	(0.02)
Weighted Average Shares Outstanding	1,002,692	618,273

Net Loss	(970,533)	(65,080)
Other Comprehensive (Loss) Income
Translation to US dollar presentation currency	1,892	1,486
Comprehensive Loss	(968,641)	(63,594)

The accompanying notes are an integral part of these financial statements.

BRISSET BEER INTERNATIONAL, INC.
(formerly Buckeye Oil & Gas, Inc.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Accumulated
					Other
	Common Stock		Paid-In		Comprehensive	Accumulated
	Shares	Par Value	Capital	Warrants	Income (Loss)	Deficit	Total
		$	$	$	$	$	$

Balance at May 31, 2012	617,500	62	1,170,938	—	(1,419)	(191,908)	977,673

Issuance of common stock at $20 per share,
February 26, 2013	3,000	—	60,000	—	—	—	60,000
Comprehensive income for the year	—	—	—	—	1,486	—	1,486
Net Loss	—	—	—	—	—	(65,080)	(65,080)

Balance at May 31, 2013	620,500	62	1,230,938	—	67	(256,988)	974,079

Issuance of common stock at $0.01 per share, February 26, 2014	1,500,000	150	5,850	9,000	—	—	15,000
Comprehensive income for the year	—	—	—	—	1,892	—	1,892
Net Loss	—	—	—	—	—	(970,533)	(970,533)

Balance at May31, 2014	2,120,500	212	1,236,788	9,000	1,959	(1,227,521)	20,438

The accompanying notes are an integral part of these financial statements.

BRISSET BEER INTERNATIONAL, INC.
(formerly Buckeye Oil & Gas, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended May 31,

	2014	2013
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	(970,533)	(65,080)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities
Accretion Expense	–	1,093
Write-down of oil and gas property interests	928,319	–
Change in Operating Assets and Liabilities
Decrease (Increase) In Refunds Receivable	(333)	1,114
Decrease (Increase) in Prepaid Expenses	1,655	(72)
Increase (Decrease) in Accounts Payable	1,075	(9,118)
Increase (Decrease) in Amount Due Under Intangible Purchase Agreement	12,500	-
Net Cash Used in Operating Activities	(27,317)	(72,063)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Goodwill	(25,000)	–
Net Cash Used in Investing Activities	(25,000)	–

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the Sale of Common Stock	15,000	60,000
Net Cash Provided by Financing Activities	15,000	60,000

Effect of exchange rate changes on cash	1,892	1,486

Net (Decrease) Increase in Cash and Cash Equivalents	(35,425)	(10,577)
Cash and Cash Equivalents at Beginning of Year	51,077	61,654
Cash and Cash Equivalents at End of Year	15,652	51,077

The accompanying notes are an integral part of these financial statements.

BRISSET BEER INTERNATIONAL, INC.
(Formerly Buckeye Oil & Gas, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

For the Years Ended May 31,
	2014	2013
	$	$
SUPPLEMENTARY INFORMATION
Cash paid during the year for:
Interest	—	—
Income taxes	—	—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING INFORMATION

Accounts payable related to acquisition of oil and gas property interests	—	44,552

The accompanying notes are an integral part of these financial statements.

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS

Brisset Beer International, Inc. (the “Company”) was incorporated in the state of Florida on May 11, 2010 under the name Benefit Solutions Outsourcing Corp.

On May 19, 2011 the Board of Directors and the majority shareholder of the Company approved a change to the Company’s Articles of Incorporation which affected a 17 for one forward stock split of our issued and outstanding common stock, changed the name of the company to “Buckeye Oil & Gas, Inc.”, and changed the business of the Company to oil and gas exploration.  The changes became effective at the close of business on June 1, 2011. The forward stock split was distributed to all shareholders of record on March 31, 2011. No cash was paid or distributed as a result of the forward stock split and no fractional shares were issued. All fractional shares which would otherwise be required to be issued as a result of the stock split were rounded up to the nearest whole share. There was no change in the par value of our common stock.

On June 2, 2011 Jamie Mills, the principal shareholder of the Company at that time, entered into a Stock Purchase Agreement which provided for the sale of his 380,000 shares of common stock of the Company (the “Shares”) to Ruvi Dhaddey (who purchased 329,000 of the Shares) and Pol Brisset (who purchased 51,000 of the Shares).  The combined Shares acquired by Messrs. Dhaddey and Brisset represented, at that time, 65.07% of the issued and outstanding shares of common stock of the Company on a fully-diluted basis.  In connection with such purchase, Mr. Mills cancelled the other 1,150,000 shares in the Company which he had owned.

On June 23, 2011 the Company entered into a Stock Purchase Agreement to acquire all of the issued and outstanding shares of a private Canadian business owned by the Company’s former principal executive officer called Buckeye Oil & Gas (Canada) Inc. (“Buckeye Canada”), a company incorporated in Alberta, Canada. The purchase price paid for the shares of Buckeye Canada was $400,000, which was paid by the issuance to Pol Brisset, the Company's former principal officer and current Secretary and director, of 10,000 shares of common stock of the Company.  As a result of the acquisition, Buckeye Canada became a wholly-owned subsidiary of the Company.

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

On April 4, 2014, the Company entered into an Asset Purchase Agreement with Scenario A, a private Quebec corporation, to purchase all assets relating to the product known as “Broken 7”, a craft beer locally brewed in Montreal, Quebec, Canada.  Under the Asset Purchase Agreement, the Company agreed to acquire Broken 7 for $25,000 payable in two installments to Scenario A with $12,500 to be paid at closing and $12,500 to be paid 60 business days after the closing date of April 7, 2014 (second installment payment date is July 3, 2014).  The Company’s principal executive officer, Stephane Pilon, also serves as Scenario A’s President.  The Corporation’s Secretary and director, Pol Brisset, also serves as Scenario A’s Vice-President.  Mr. Pilon and Mr. Brisset are majority owners of Scenario A.  The Company made the first payment of $12,500 on closing.  The Company and Scenario A have amended the original agreement such that the due date of the second payment of $12,500 has been extended an additional 30 business days to August 15, 2014.  On August 14, 2014 the Company made the second payment.

On May 21, 2014, the Company received a written consent in lieu of a meeting of shareholders (the “Written Consent”) from the holders of 1,561,000 shares of common stock representing, at that time, 73.62% of our issued and outstanding common shares.  The Written Consent adopted resolutions which authorized the Company to act on a proposal to change the Company’s state of incorporation from Florida to Nevada by the merger of Buckeye Oil & Gas, Inc. with and into its wholly-owned subsidiary, Brisset Beer International, Inc. Brisset Beer International, Inc., is a Nevada corporation.  As result of the merger, the name of the Company was changed from Buckeye Oil & Gas, Inc. to “Brisset Beer International, Inc.” and the jurisdiction was changed from Florida to Nevada.  The changes became effective at the close of business on July 24, 2014.

Nature of Operations

The Company was formerly a company engaged in the acquisition and exploration of oil and gas properties.  The Company earned a 28% working interest in two properties located in Alberta, Canada.  The two properties have not ever produced any significant quantities of oil or gas and the properties do not currently have any known reserves or resources. As a result of the current status of the properties, and due to the limited resources available to the Company, the Company has abandoned its interests in its two oil and gas properties.

As a result of the Company’s management having experience in the brewing business, the Company has acquired the rights to Broken 7 which is a craft beer brewed in the province of Quebec, Canada.  The Company will be engaged principally in the marketing of Broken 7 as it is our intention to contract all brewing and distribution activities to third-party service providers.  We operate in a single segment which is the craft beer market.  Our craft beer consists of single brand known as Broken 7 and is currently brewed, distributed, and marketed solely in Quebec, Canada.

NOTE 2 – ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States (“GAAP”) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company commenced its oil and gas exploration activities in June 2011.  The Company has realized only limited revenue from its oil and gas operations and has since abandoned those interests and has become a craft brewing business.  During the year ended May 31, 2014, the Company incurred a net loss of $970,533.  Since inception on May 11, 2010 the Company has an accumulated deficit of $1,227,521 to May 31, 2014.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

We will be required to expend substantial amounts of working capital in order to brew, distribute and market our Broken 7 brand of craft beer.  Our operations to date have been funded entirely from capital raised from our private offering of securities from May 2010 through August 2014. We are entirely dependent on our ability to attract and receive additional funding from either the sale of securities or outside sources such as private investment or a strategic partner. We currently have no firm agreements or arrangements with respect to any such financing and there can be no assurance that any needed funds will be available to us on acceptable terms or at all. The inability to obtain sufficient funding of our operations in the future will restrict our ability to grow and reduce our ability to continue to conduct business operations. Our failure to raise additional funds will adversely affect our business operations, and may require us to suspend our operations, which in turn may result in a loss to the purchasers of our common stock.  After auditing our May 31, 2014 financial statements, our independent auditor issued a going concern opinion and our ability to continue is dependent on our ability to raise additional capital. If we are unable to obtain necessary financing, we will likely be required to curtail our development plans which could cause us to become dormant. Any additional equity financing may involve substantial dilution to our then existing stockholders.

The Company's ability to continue as a going concern is dependent on its ability to brew, distribute, and market our craft beer and ultimately achieve profitable operations and to generate sufficient cash flow from financing and operations to meet its obligations as they become payable.  Management may seek additional capital through a private placement and public offering of its common stock.  Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management’s Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in these financial statements and notes. Significant areas requiring the use of estimates relate to accrued liabilities, asset retirement obligation, and the impairment of long-lived assets.  Management believes the estimates utilized in preparing these financial statements are reasonable and prudent and are based on management’s best knowledge of current events and actions the Company may undertake in the future. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Reclassification

A reclassification has been made to prior year comparative consolidated financial statements to conform to the current year presentation. This reclassification had no material effect on previously reported results of operations or financial position. The Company reclassified the amount of other comprehensive income from comprehensive loss in the balance sheet, statement of stockholders’ equity and on the face of the profit and loss statement.

Foreign Currency

The functional currency of the Company at May 31, 2014 is the Canadian dollar. Transactions that are denominated in a foreign currency are re-measured into the functional currency at the current exchange rate on the date of the transaction. Any foreign currency denominated monetary assets and liabilities are subsequently re-measured at current exchange rates, with gains or losses recognized as foreign exchange losses or gains in the statement of operations. Nonmonetary assets and liabilities are translated at historical exchange rates. Expenses are translated at average exchange rates during the period. Exchange gains and losses are included in statement of operations for the period.

Adjustments arising from the translation of the Company’s financial statements to United States dollars for presentation purposes due to differences between average rates and balance sheet rates are recorded in other comprehensive income.

Concentration of Credit Risk

The Company has no off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains all of its cash balances with two financial institutions in the form of demand deposits.

Loss per Share

Income or loss per share is calculated based on the weighted average number of common shares outstanding. Diluted loss per share does not differ from basic loss per share since the effect of the Company’s warrants are anti-dilutive. Diluted income per share is calculated using the treasury stock method which uses the weighted average number of common shares outstanding during the period and also includes the dilutive effect of potentially issuable common shares from outstanding and warrants. At May 31, 2014, potential common shares of 3,000,000 (2013 - nil) related to outstanding warrants were excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive.

Comprehensive Income

In accordance with ASC 220, “Comprehensive Income” (“ASC 220”) all components of comprehensive income, including net loss, are reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net loss and other comprehensive (income) loss, including foreign currency translation adjustments, are reported, net of any related tax effect, to arrive at comprehensive income. No taxes were recorded on items of other comprehensive income.

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

Uncertain Tax Positions

The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, Accounting for Uncertainty in Income Taxes. The Company had no material unrecognized income tax assets or liabilities for the year ended May 31, 2014 or for the year ended May 31, 2013. The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the year ended May 31, 2014 and 2013, there were no income tax, or related interest and penalty items in the income statement, or liability on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and Florida State.  Tax years 2011 to present remain open to income tax examination.  The Company is not currently involved in any income tax examinations.

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

Goodwill

Pursuant to its agreement with Scenario A, the Company has acquired all rights to Broken 7, a craft beer brewed in Quebec, Canada.  The assets acquired consist of goodwill only as no inventory or other assets were acquired.  The Company accounts for this assets under ASC No. 350, Intangibles—Goodwill and Other which states that goodwill and intangible assets with indefinite useful lives should not be amortized, but instead tested for impairment at the reporting unit level at least annually or more frequently if circumstances indicate possible impairment. The Company tests for impairment annually in the fourth quarter of the fiscal year. If impairment exists, a write-down to fair value (measured by discounting estimated future cash flows) is recorded.

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

Under full cost accounting rules, capitalized costs, less accumulated amortization and related deferred income taxes, shall not exceed an amount (the ceiling) equal to the sum of:  (i) the after tax present value of estimated future net revenues computed by applying current prices of oil and gas reserves to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on currents costs) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions; (ii) the cost of properties not being amortized; and (iii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized.  If unamortized costs capitalized within a cost center, less related deferred income taxes, exceed the ceiling, the excess shall be charged to expense and separately disclosed during the period in which the excess occurs.  Amounts thus required to be written off shall not be reinstated for any subsequent increase in the cost center ceiling. As of May 31, 2014, the Company discontinued its operations in the oil and gas industry.

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

In accordance with ASC 350 Intangibles – Goodwill and Other the Company performs a qualitative assessment at the end of each reporting period to determine if any events or circumstances exist, such as an adverse change in business climate or a decline in the overall industry that would indicate that it would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Asset Retirement Obligations

In accordance with ASC 410, Asset Retirement and Environmental Obligations the fair value of an asset retirement cost, and corresponding liability, should be recorded as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method.  The Company provides for future asset retirement obligations on its oil and natural gas properties based on estimates established by current legislation. The asset retirement obligation is initially measured at fair value and capitalized to capital assets as an asset retirement cost. The asset retirement obligation accretes until the time the asset retirement obligation is expected to settle while the asset retirement cost is amortized over the useful life of the underlying capital assets. The amortization of the asset retirement cost and the accretion of the asset retirement obligation are included in depletion and accretion expense.  Actual asset retirement costs are recorded against the obligation when incurred. Any difference between the recorded asset retirement obligations and the actual retirement costs incurred is recorded as a gain or loss in the period of settlement. As of May 31, 2014, the Company discontinued its operations in the oil and gas industry.

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

As of May 31, 2014, the Company discontinued its operations in the oil and gas industry.

Revenue from the Company’s craft beer business is expected to be received in the form of commissions.  The Company intends to contract out services to a single supplier for brewing, labeling and distribution.  The Company does not yet have a contract in place for such services but once in place it is expected that the supplier will deliver beer to vendors on behalf of the Company, collect the proceeds from sale, and then pay the Company the respective commission.  Revenue will be recorded at the time of delivery to the customer.  The method of calculating, and the amount, of the commission payable to the Company is still to be negotiated.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

ASU 2014-10 Topic 915 Development Stage Entities

The objective of the guidance is to reduce cost and complexity in the financial reporting system by eliminating inception-to-date information from the financial statements of development stage entities. The new standard eliminates the concept of a development stage entity (“DSE”) from U.S. GAAP. Therefore, the current incremental reporting requirements for a DSE, including inception-to-date information, will no longer apply. This standard is effective for annual reporting periods beginning after December 15, 2014. The Company has elected to early adopt this guidance effective with its May 31, 2014 consolidated financial statements.

ASU 3013-05 Topic 830 Accounting for cumulative translation adjustments

The standards amends cumulative translation adjustment derecognition guidance in particular when (i) an entity ceases to have a controlling financial interest in certain subsidiaries or groups of assets within a foreign entity, or (ii) there is a loss of a controlling financial interest in a foreign entity or a step acquisition involving an equity method investment that is a foreign entity. This is effective for public entities for years, and interim periods within those years, beginning after December 15, 2013.

ASU 2013-11 Topic 740 Accounting for cumulative translation adjustments

The standard amends guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This is effective for public entities for years, and interim periods within those years, beginning after December 15, 2013.

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

The following table shows the allocation of the consideration transferred based on the fair values of the assets and liabilities acquired, which were written off as discontinued operations at May 31, 2014:

Consideration Transferred
Common shares issued	$400,000
$400,000

Allocation of Consideration Transferred
Oil and gas properties	$159,839
Cash	240,161
$400,000

NOTE 5 – DISCONTINUED OPERATIONS OIL AND GAS PROPERTY INTERESTS (Unproven)

	May 31, 2014 (Cumulative)
	Valhalla		Sprit Rycroft	Total
	(unproven)		(unproven)
Property acquisition costs		$378,462	$622,470	$1,000,932
Geological and geophysical		2,593	2,187	4,780
Asset Retirement Obligation		4,848	4,848	9,696
Total Asset		$385,903	629,505	1,015,408

Accounts Payable	$			76,565
Accrued Liabilities - ARO				10,524
Total Liabilities				87,089

Net Assets of Discontinued Operations	$			928,319

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

None of the Company’s properties currently contain any assigned reserves or resources. The Company earned a 28% working interest in its two properties located in Alberta, Canada.  The two properties have not ever produced any significant quantities of oil or gas and the properties do not have any known reserves or resources.  In addition due to the limited resources available to the Company, the Company has abandoned its interests in its two oil and gas properties.  As of May 31, 2014, the Company discontinued its operations in the oil and gas industry.

NOTE 6 – GOODWILL

Broken 7

On April 4, 2014, the Company entered into an Asset Purchase Agreement with Scenario A, a private Quebec corporation, to purchase all assets relating to the product known as “Broken 7”, a craft beer locally brewed in Montreal, Quebec, Canada.  Under the Asset Purchase Agreement, the Company agreed to acquire Broken 7 for $25,000 payable in two installments to Scenario A with $12,500 to be paid at closing and $12,500 to be paid 60 business days after the closing date of April 7, 2014 (second installment payment date is July 3, 2014).  The purchase was of the Broken 7 trademark and recipe.  We valued the trade mark and recipe at minimal to no value and therefore accounted for the entire purchase as goodwill.  No other assets were acquired.  The Company’s principal executive officer, Stephane Pilon, also serves as Scenario A’s President.  The Corporation’s Secretary and director, Pol Brisset, also serves as Scenario A’s Vice-President.  Mr. Pilon and Mr. Brisset are majority owners of Scenario A.  The Company made the first payment of $12,500 on closing.  The Company and Scenario A have amended the original agreement such that the due date of the second payment of $12,500 has been extended an additional 30 business days to August 15, 2014.  On August 14, 2014 the Company made the second payment. The fair value of Broken 7 is measured by level three hierarchy of fair value of financial instruments.

NOTE 7 – ASSET RETIREMENT OBLIGATION

As at May 31, 2013 the Company’s asset retirement obligation was comprised of its 28% working interest in the Valhalla and SR Wells.  The Company has written off the estimated May 31, 2014 obligation at $10,832 which includes an aggregate $1,936 in accretion expense. The write off was due to the discontinuation of the Company’s operations in the oil and gas industry.

NOTE 8 – STOCKHOLDERS’ EQUITY

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

All share and per share amounts presented in these consolidated financial statements have been adjusted for the stock split.

Common Stock Transactions

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

On February 26, 2014 the Company closed a direct offering for the issuance of 1,500,000 units at a price of $0.01 per unit for aggregate gross proceeds of $15,000. Each unit consisted of one share of common stock, one A warrant, and one B warrant.  The A warrant is exercisable at a price of $0.05 per warrant until February 1, 2019 and each B warrant is exercisable at a price of $0.10 per warrant until February 1, 2019.  The units were issued pursuant to Regulation S of the Securities Act of 1993.  The issuance of the 1,500,000 units was directly offered to the Corporation’s officers, Stephane Pilon, Chief Executive Officer and Pol Brisset, Secretary.

Warrants

	Number of	Amount
	warrants	$
Balance – May 31, 2013	-	-

Warrants issued in direct offering	3,000,000	9,000

Balance – May 31, 2014	3,000,000	9,000

The warrants included in the February 26, 2014 unit offering have been fair valued using the Black Scholes model.  The fair value of the warrants was determined using the following assumptions:  dividend rate – 0%; volatility – 141%; risk free rate – 0.07%; and a term of five years.  Based on their fair value the warrants have been assigned a value of $9,000.

NOTE 9 - INCOME TAXES

Deferred tax assets of the Company are as follows:

	2014	2013
Income tax expense (asset) at statutory rate	326,618	21,622
Permanent differences	(315,629)	-
Less: valuation allowance	(10,989)	(21,622)
Deferred tax asset recognized	-	-

Permanent differences resulting from the net amount of applying the statutory federal income tax rate of 34% to the loss from discontinued operations of $928,319.

A valuation allowance has been recorded to reduce the net benefit recorded in the financial statements related to these deferred tax assets. The valuation allowance is deemed necessary as a result of the uncertainty associated with the ultimate realization of these deferred tax assets.

The provision for income tax differs from the amount computed by applying statutory federal income tax rate of 34% (2013 – 34%) to the net loss for the year.  The sources and effects of the tax differences are as follows:

	2014	2013
Income tax expense at statutory rate	91,995	81,006
Less: change in valuation allowance	(91,995)	(81,006)
Income tax expense	-	-

At May 31, 2014, the Company had net operating loss carry forwards of approximately $270,600 (2013 - $236,000) that may be offset against future taxable income through 2032.  No tax benefit has been reported in the May 31, 2014financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company does not yet have a service agreement in place for its current principal executive officer, Stephane Pilon.  As a result of the Company not undertaking significant operations year-to-date, management has not been compensated.  Current management has agreed to forgo any cash compensation until such time the Company has the resources to pay compensation.  During the year ended May 31, 2013, the Company paid a total of $19,297 in management and directors’ fees.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Commencing March 24, 2014 the Company renewed the lease for its office space at $150 per month.  The lease is for one year.  It is expected that the Company will renew the lease for another year when the current lease expires.

NOTE 12 – SUBSEQUENT EVENT

On August 12, 2014, the Company completing a financing issuing 550,000 units at $0.10 per unit for total proceeds of $55,000.  Each unit consist of one share of common stock, one A warrant, and one B warrant.  The A warrant is exercisable at a price of $0.15 per warrant until August 12, 2019 and each B warrant is exercisable at a price of $0.25 per warrant until August 12, 2020.  The units were issued pursuant to Regulation S of the Securities Act of 1993.

Item 9.                         Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.         Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, including its chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of May 31, 2014, the date of the Company’s most recently completed fiscal year end. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of May 31, 2014, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

The Company’s management, assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission( “COSO”) in Internal Control - Integrated Framework. Based on the Company’s assessment, our management has concluded that, as of May 31, 2014, the Company’s internal control over financial reporting was effective based upon the COSO criteria.

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

Item 9B.   Other Information

None

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Name	Position Held with the Company	Age	Date First Appointed
Stephane Pilon	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer, and Director	37	October 21, 2013
Pol Brisset	Secretary and Director	38	June 2, 2011

Our directors are elected for a term of one year and serve until such director’s successor is duly elected and qualified. Each executive officer serves at the pleasure of the Board.

Business Experience

The following summarizes the occupational and business experience of our officers and directors..

Stephane Pilon has been the president of Scenario A, a Quebec, Canadian corporation, since he founded it in April 2011.  Scenario A is a marketing agency that creates and develops brands in different industries.  Mr. Pilon is currently the president for La Compagnie Biere Brisset, a craft beer company based in Montreal, Quebec. From 2010-2011, Mr. Pilon was the marketing director at Kruger Wines and Spirits, a bottle manufacturing company.  From 2008-2011, he was the spirits manager for LCC Wines & Spirits, a company representing international brands, such as Skyy Vodka.  In 2007, Mr. Pilon received his management certificate from Concordia University. In 2006 he received his marketing management certificate from Ryerson University.  Mr. Pilon received his DEC, (Diplome etude collegial) an equivalent two year program in Business Administration at Collège Édouard-Montpetit, Longueil Québec in 1999.  Mr. Pilon was appointed to the Board of Directors due to his experience in the craft beer industry.

Pol Brisset has been the owner of MTL Brand Management, a privately-owned beverage business in Montreal since 2008.  Mr. Brisset is currently the vice-president of La Compagnie Biere Brisset, a craft brewing company based in Montreal, Quebec. From May 2013 to the present, he has been Business Unit Director, Eastern Canada for Red Bull Canada.  From 2005 to 2009, he was the Director of Business Development for Western Canada for Heineken, a beverage company.  Mr. Brisset is fluent in English and French and received his Bachelor of Business degree from the University of Quebec at Montreal and completed his Masters of Business Administration in 2008 at the University of Calgary. Mr. Brisset was appointed to the Board of Directors due to his business experience in the beverage industry and his significant ownership interest in the Company.

Audit Committee and Financial Expert; Committees

The Company does not have an audit committee. We are not a "listed company" under SEC rules and are therefore not required to have an audit committee comprised of independent directors.
The Company has no nominating or compensation committees at this time. The entire Board participates in the nomination and audit oversight processes and considers executive and director compensation. Given the size of the Company and its stage of development, the entire Board is involved in such decision making processes. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executive officers or directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company.  During the fiscal year ended May 31, 2014, our officers, directors and persons who own more than ten percent of a registered class of our equity securities complied with all applicable Section 16(a) filing requirements, except that Messrs Pilon and Brisset each failed to timely file a Form 4 reporting their purchase of shares of common stock.

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

Item 11.                      Executive Compensation

Summary Compensation Table

The table below sets forth information concerning compensation paid, earned or accrued by our chief executive officers (each a “Named Executive Officer”) for the last two fiscal years. No executive officer earned compensation in excess of $100,000 during fiscal 2014 or 2013.

SUMMARY COMPENSATION TABLE

							Non-Equity	Nonqualified	All
Name and					Stock	Option	Incentive Plan	Deferred	Other
Principal		Salary		Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Position	Year	($)		($)	($)	($)	($)	Earnings ($)	($)	($)
Stephane Pilon (1)	2014	0		0	0	0	0	0	0	0
President, Chief Executive Officer, Chief Financial Officer, Treasurer and a director	2013	0		0	0	0	0	0	0	0

Pol Brisset (2)	2014	0		0	0	0	0	0	0	0
President, Chief Executive Officer, Chief Financial Officer, Treasurer and a director	2013	14,829	(3)	0	0	0	0	0	0	14,829	(3)

(1) Mr. Pilon has served as our Chief Executive Officer since October 21, 2013
(2) Mr. Brisset served as our Chief Executive Officer from June 2, 2011 until October 21, 2013. Effective September 1, 2011 the Company entered into a service agreement (the “Pol Service Agreement”) with Pol Brisset, its principal executive officer, under which Mr. Brisset is paid USD $2,411 (CDN $2,500) monthly.  In December 2012, Mr. Brisset agreed to forgo his compensation under his service agreement.  Effective October 21, 2013, Pol Brisset resigned as President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Treasurer of the Company but was appointed Secretary.  He remained a director of the Company.
(3) Represents payments which were made under a service agreement with Mr. Brisset. Mr. Brisset has agreed to forgo such payments effective December 1, 2012.

Service Agreement

The Company entered into a service agreement with Pol Brisset, dated September 1, 2011, pursuant to which Mr. Pol provides certain services to the Company, including assisting with  its business plan, for compensation of $2,411per month. Mr. Pol also received a signing bonus of $10,000. The agreement is renewable on an annual basis and may be terminated by either party upon 30 days notice.  In December 2012, Mr. Brisset agreed to forgo his compensation under his service agreement.

Outstanding Equity Awards

There have been no equity awards of any kind granted to any of the Company’s officers or directors as of May 31, 2014.

Compensation of Directors

Name (a)	Year	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Michal Gnitecki (1)	2014	0	0	0	0	0	0	0
	2013	4,468(2)	0	0	0	0	0	4,468(2)

(1)	Effective October 18, 2013, Mr. Gnitecki resigned as Secretary and a director of the Company.
(2)
Represents payments which from April 2012 through February 2013 pursuant to a service agreement, dated April 2, 2012 with Mr. Gnitecki for services provided to the Company.  Mr. Gnitecki agreed to forgo compensation under the agreement effective March 1, 2013.

Item 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of September 8, 2014, the number of shares of common stock of the Company beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 2,670,500 shares of Common Stock which are issued and outstanding as of September 8, 2014.  Unless indicated otherwise, all addresses below are c/o Brisset Beer International, Inc., 370 Guy Street, Suite G9, Montreal, Quebec, H3J 1S6.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Stephane Pilon	750,000	28%
Pol Brisset	811,000	30%
Directors and Officers as a Group (2 individuals)	1,561,00	58%

Item 13.                      Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

On April 4, 2014, the Company entered into the Asset Purchase Agreement with Scenario A, a Quebec corporation, to purchase all of its assets relating to  “Broken 7”, a craft beer to be brewed in Montreal, Quebec, Canada,  for a purchase price of $25,000. Under the Asset Purchase Agreement the Company acquired the trademark and recipe to Broken 7.  No other assets were acquired.  $12,500 was paid at closing and $12,500 was to be paid 60 business days after the closing date of April 7, 2014.  By letter agreement dated July 16, 2014, the parties agreed to extend the date on which the second payment of $12,500 was due to August 15, 2014.  The Company made the final installment of $12,500 to Scenario A on August 14, 2014. The Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer and a director, Stephane Pilon,  serves as Scenario A’s President andthe Company’s  Secretary and director, Pol Brisset, serves as Scenario A’s Vice President.  Mr. Pilon and Mr. Brisset are majority owners of Scenario A.

On February 26, 2014, the Company closed a private placement offering of 1,500,000 units at a price of $0.01 per unit for aggregate gross proceeds of $15,000. Each unit consisted of one share of common stock, one A warrant at an exercise price of $0.50 per share and one B warrant at an exercise price of $.10 per share Both warrants are exercisable until February 1, 2019.  The units were issued pursuant to Regulation S of the Securities Act of 1993.    Stephane Pilon, President, Chief Executive Officer, Chief Financial Officer, Treasurer and a director of the Company, and Pol Brisset, Secretary and a director of the Company, each purchased 750,000 units for a purchase price of $7,500 from the Company pursuant to a subscription agreement dated February 26, 2014.

On June 23, 2011, the Company entered into a stock purchase agreement to acquire all of the issued and outstanding shares of Buckeye Canada for $400,000, for the issuance to Pol Brisset, the Company's former President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Treasurer, and current Secretary and director, of 10,000 shares of common stock of the Company

During fiscal year 2012 the Company engaged [provide name of company], a web design firm to develop the Company’s web site.  Mr. Brisset is the controlling shareholder of such firm.  The Company has paid this firm an aggregate of $10,923 for services related to the design and development of the Company’s web site during fiscal 2012.

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

ITEM 14                      PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees billed to the Company by its independent registered public accounting firm, ZS Consulting Group, LLP, for the fiscal years ending May 31, 2014 and 2013 are set forth below:
	Fiscal year ending May 31, 2014	Fiscal year ending May 31, 2013
Audit Fees	$8,000	$7,500
Audit Related Fees	7,500	7,500
Tax Fees	0	0
All Other Fees	0	0

As of May 31, 2014, the Company did not have a formal, documented pre-approval policy for the fees of the principal accountant. It is in the process of adopting such a policy.

Item 15.                      Exhibits

EXHIBIT NUMBER	DESCRIPTION
2.1	Agreement and Plan of Merger of Buckeye Oil & Gas, Inc and Brisset Beer International, Inc.(1)
3.1	Certificate of Incorporation (1)
3.2	By-Laws (2)
4.1	Form of stock certificate (3)
10.1	Stock Purchase Agreement dated June 23, 2011 among Buckeye Oil & Gas, Inc., Pol Brisset and Buckeye Oil & Gas Canada, Inc.(4)
10.2	Farmout and Participation Agreement dated May 12, 2011 between Luxor Oil & Gas Ltd. and Buckeye Oil & Gas (Canada), Inc.(4)
10.3	Service Agreement dated July 1, 2011 by and between Manny Dhinsa and Buckeye Oil & Gas, Inc.(5)
10.4	Form of Regulation S Subscription Agreement (6)
10.5	Service Agreement dated September 1, 2011 by and between Pol Brisset and Buckeye Oil & Gas, Inc.(7)
10.6	Service Agreement dated September 1, 2011 by and between Manny Dhinsa and Buckeye Oil & Gas, Inc.(7)
10.7	Participation Agreement dated May 16, 2011 by and between Buckeye Oil & Gas, (Canada), Inc. and Pioneer Marketing Group Ltd.(8)
10.8	Service Agreement dated April 2, 2012 by and between Michal Gnitecki and Buckeye Oil & Gas, Inc. (9)
10.9	Form of Regulation S Subscription Agreement (10)
10.10	Form of Regulation S Subscription Agreement (11)
10.11	Form of A Warrant Agreement (11)
10.12	Form of B Warrant Agreement (11)
10.13	Asset Purchase Agreement dated April 4, 2014 by and between Scenario A and Buckeye Oil & Gas, Inc. (12)
10.14	Amendment to Assets Purchase Agreement dated July 16, 2014 by and between Scenario A and Brisset Beer International, Inc. (13)
10.15	Form of Regulation S Subscription Agreement (14)
10.16	Form of A Warrant Agreement (14)
10.17	Form of B Warrant Agreement (14)
21	List of subsidiaries
31	Rule 13a-14(a)/15d14(a) Certifications
32	Section 1350 Certifications
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

(1)  Previously filed as an Appendix to the Company’s Information Statement on Schedule 14C filed with the SEC on June 24, 2014
(2) (3) Previously filed as Exhibit 4.1 to Registration Statement, filed with the Securities and Exchange Commission on July 1, 2010, file no. 333-167917
(4) Previously filed with the Company’s Form 8-K submitted to the SEC on June 28, 2011.
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
(7) Previously filed with the Company’s Form 8-K submitted to the SEC on September 8, 2011.
(8) Previously filed with the Company’s Form S-1/A submitted to the SEC on November 1, 2011.
(9) Previously filed with the Company’s Form 8-K submitted to the SEC on April 3, 2012.
(10) Previously filed with the Company’s Form 8-K submitted to the SEC on February 28, 2013.
(11) Previously filed with the Company’s Form 8-K submitted to the SEC on March 3, 2014.
(12) Previously filed with the Company’s Form 8-K submitted to the SEC on April 9, 2014.
(13) Previously filed with the Company’s Form 8-K submitted to the SEC on July 24, 2014
(14) Previously filed with the Company’s Form 8-K submitted to the SEC on August 14, 2014.
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

BRISSET BEER INTERNATIONAL, INC.

Dated: September 9 2014	By: /s/ Stephane Pilon
Name: Stephane Pilon
Title: President, Chief Executive, Chief Financial Officer, Treasurer, and Director (Principal Executive, Financial, and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/Stephane Pilon	President, Chief Executive and Chief Financial Officer, Treasurer, and Director (Principal Executive, Financial, and Accounting Officer)	September 9, 2014
Stephane Pilon

/s/ Pol Brisset	Director and Secretary	September 9, 2014
Pol Brisset