Form 10-Q
period 2014-08-31
Brisset Beer International, Inc.
filed 2014-10-15
CIK 1495648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended August 31, 2014
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from _____________ to _____________
Commission File Number: 000-54452

BRISSET BEER INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	80-0778461
(State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

370 Guy Street, Suite G9
Montreal, Quebec, Canada H3J 1S6
(Address of principal executive offices) (Zip Code)

514-906-6851
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,670,500 shares of common stock, $0.0001 par value, were issued and outstanding as of October 15, 2014.

Item 1.  Financial Statements

BRISSET BEER INTERNATIONAL, INC.
(formerly Buckeye Oil & Gas, Inc.)
CONSOLIDATED BALANCE SHEET
(Unaudited)

	August 31,	May 31,
	2014	2014
	$	$
ASSETS
Current Assets
Cash	45,163	15,652
Refunds Receivable	1,392	1,418
Prepaid Expenses	764	300

Total Current Assets	47,319	17,370

Goodwill (note 5)	25,000	25,000

Total Assets	72,319	42,,370

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	6,860	9,432
Amount Due Under Asset Purchase Agreement	–	12,500

Total Current Liabilities	6,860	21,932

Stockholders' Equity
Common Stock, Par Value $.0001
Authorized 500,000,000 shares,
2,670,500 and 2,120,500 shares issued and outstanding at
August 31, 2014 and May 31, 2014 respectively	267	212
Paid-In Capital	1,256,880	1,236,788
Warrants	43,853	9,000
Accumulated Deficit	(1,237,263)	(1,227,521)
Accumulated Other Comprehensive Income	1,722	1,959

Total Stockholders' Equity	65,459	20,438

Total Liabilities and Stockholders' Equity	72,319	42,370

See accompanying notes to interim condensed consolidated financial statements

BRISSET BEER INTERNATIONAL, INC.
(formerly Buckeye Oil & Gas, Inc.)
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended August 31,
	2014	2013
	$	$
Expenses
Professional Expenses	4,543	1,737
Office and Sundry	4,684	2,507
Rent	515	450
Management and Directors’ Fees	–	–
Total Expenses	9.742	4,694

Net Loss Before Discontinued Operations	(9,742)	(4,694)
Loss from Discontinued Operations	–	(291)
Net Loss	(9,742)	(4,985)

Basic and Diluted Loss Per Share
Continuing Operations	(0.00)	(0.01)
Discontinued Operations	(0.00)	(0.00)
Weighted Average Shares Outstanding	2,234,087	620,500

Net Loss	(9,742)	(4,985)
Other Comprehensive (Loss) Income
Translation to US dollar presentation currency	(237)	1,039
Comprehensive Loss	(9,979)	(3,946)

See accompanying notes to interim condensed consolidated financial statements

BRISSET BEER INTERNATIONAL, INC.
(formerly Buckeye Oil & Gas, Inc.)
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Three Months Ended August 31,
	2014	2013
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	(9,742)	(4,985)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities
Accretion Expense	–	291
Asset Retirement Obligation	–	(170)
Change in Operating Assets and Liabilities
Decrease (Increase) In Refunds Receivable	26	(12)
Decrease (Increase) in Prepaid Expenses	(464)	461
Increase (Decrease) in Accounts Payable	(2,572)	(3,577)
Net Cash Used in Operating Activities	(12,752)	(7,992)

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in Amounts due under Assett Purchase Agreement	(12,500)	–
Net Cash Used in Investing Activities	(12,500)	–

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the Sale of Units	55,000	–
Net Cash Provided by Financing Activities	55,000	–

Effect of exchange rate changes on cash	(237)	1,039

Net (Decrease) Increase in Cash and Cash Equivalents	29,511	(6,953)
Cash and Cash Equivalents at Beginning of Period	15,652	51,077
Cash and Cash Equivalents at End of Period	45,163	44,124

See accompanying notes to interim condensed consolidated financial statements

BRISSET BEER INTERNATIONAL, INC.
(Formerly Buckeye Oil & Gas, Inc.)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Continued)

For the Three Months Ended August 31,
	2014	2013
	$	$
SUPPLEMENTARY INFORMATION

Cash paid during the year for:
Interest	—	—
Income taxes	—	—

See accompanying notes to interim condensed consolidated financial statements

BRISSET BEER INTERNATIONAL, INC.
(Formerly Buckeye Oil & Gas, Inc.)
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

On April 4, 2014, the Company entered into an Asset Purchase Agreement with Scenario A, a private Quebec corporation, to purchase all assets relating to the product known as “Broken 7”, a craft beer locally brewed in Montreal, Quebec, Canada.  Under the Asset Purchase Agreement, the Company agreed to acquire Broken 7 for $25,000 payable in two installments to Scenario A with $12,500 to be paid at closing and $12,500 to be paid 60 business days after the closing date of April 7, 2014 (second installment payment due date is July 3, 2014).  The Company’s principal executive officer, Stephane Pilon, also serves as Scenario A’s President.  The Corporation’s Secretary and director, Pol Brisset, also serves as Scenario A’s Vice-President.  Mr. Pilon and Mr. Brisset are majority owners of Scenario A.  The Company made the first payment of $12,500 on closing.  The Company and Scenario A have amended the original agreement such that the due date of the second payment of $12,500 has been extended an additional 30 business days to August 15, 2014.  On August 14, 2014 the Company made the second payment.

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

Interim Reporting

In the opinion of management the unaudited condensed consolidated financial information furnished herein reflects all adjustments, consisting of normal and recurring adjustments that are necessary to fairly state the financial position of Brisset Beer International. Inc. and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended May 31, 2014.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended May 31, 2014 has been omitted.  The results of operations for the three month period ended August 31, 2014 are not necessary indicative of results for the entire year ending May 31, 2015 or for any future annual or interim period.

NOTE 2 – ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States (“GAAP”) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has only recently commenced its craft beer operations.  During the three months ended August 31, 2014 the Company has incurred net losses of $9,742 and the Company expects losses to continue until it can achieve profitable operations from its craft beer operations.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Reclassification

A reclassification has been made to prior year comparative consolidated financial statements to conform to the current year presentation. This reclassification had no material effect on previously reported results of operations or financial position. The Company reclassified the amount of other comprehensive loss from net loss in the consolidated balance sheet and on the face of the consolidated statement of operations and comprehensive loss.

Foreign Currency

The functional currency of the Company at August 31 and May 31, 2014 is the Canadian dollar. Transactions that are denominated in a foreign currency are re-measured into the functional currency at the current exchange rate on the date of the transaction. Any foreign currency denominated monetary assets and liabilities are subsequently re-measured at current exchange rates, with gains or losses recognized as foreign exchange losses or gains in the statement of operations. Nonmonetary assets and liabilities are translated at historical exchange rates. Expenses are translated at average exchange rates during the period. Exchange gains and losses are included in statement of operations for the period.

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

Loss per Share

Income or loss per share is calculated based on the weighted average number of common shares outstanding. Diluted loss per share does not differ from basic loss per share since the effect of the Company’s warrants are anti-dilutive. Diluted income per share is calculated using the treasury stock method which uses the weighted average number of common shares outstanding during the period and also includes the dilutive effect of potentially issuable common shares from outstanding and warrants. At August 31, 2014, potential common shares of 4,100,000 (2013 - nil) related to outstanding share purchase warrants were excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive.

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

Goodwill

Pursuant to its agreement with Scenario A, the Company has acquired all rights to Broken 7, a craft beer brewed in Quebec, Canada.  The assets acquired consist of goodwill as no inventory or other assets were acquired.  The Company accounts for this assets under ASC No. 350, Intangibles—Goodwill and Other which states that goodwill and intangible assets with indefinite useful lives should not be amortized, but instead tested for impairment at the reporting unit level at least annually or more frequently if circumstances indicate possible impairment. The Company tests for impairment annually in the fourth quarter of the fiscal year. If impairment exists, a write-down to fair value (measured by discounting estimated future cash flows) is recorded.

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

Revenue recognition

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

NOTE 4 – DISCONTINUED OPERATIONS

The Company was formerly engaged in the exploration for oil and gas in Alberta, Canada.  The two properties have not ever produced any significant quantities of oil or gas and the properties do not have any known reserves or resources.  In addition due to the limited resources available to the Company, the Company has abandoned its interests in its two oil and gas properties.  As of May 31, 2014, the Company discontinued its operations in the oil and gas industry.  As a result, the Company has recognized $291 as discontinued operations for the three months ended August 31, 2013.

NOTE 5 – GOODWILL

Broken 7

On April 4, 2014, the Company entered into an Asset Purchase Agreement with Scenario A, a private Quebec corporation, to purchase all assets relating to the product known as “Broken 7”, a craft beer locally brewed in Montreal, Quebec, Canada.  Under the Asset Purchase Agreement, the Company agreed to acquire Broken 7 for $25,000 payable in two installments to Scenario A with $12,500 to be paid at closing and $12,500 to be paid 60 business days after the closing date of April 7, 2014 (second installment payment due date is July 3, 2014).  The purchase was of the Broken 7 trademark and recipe.  We have valued the trademark and recipe at minimal value and have therefore accounted for the entire purchase as goodwill. The Company’s principal executive officer and director, Stephane Pilon, also serves as Scenario A’s President.  The Corporation’s Secretary and director, Pol Brisset, also serves as Scenario A’s Vice-President.  Mr. Pilon and Mr. Brisset are majority owners of Scenario A.  The Company made the first payment of $12,500 on closing.  The Company and Scenario A have amended the original agreement such that the due date of the second payment of $12,500 has been extended an additional 30 business days to August 15, 2014.  On August 14, 2014 the Company made the second payment. The fair value of Broken 7 is measured by level three hierarchy of fair value of financial instruments.

NOTE 6 – STOCKHOLDERS’ EQUITY

	Shares of common stock outstanding	Common stock	Additional paid-in capital	Warrants
Balance – May 31, 2014	2,120,500	212	1,236,788	9,000
Issuance of units	550,000	55	20,092	34,853
Balance – August 31, 2014	2,670,500	267	1,256,880	43,853

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

The warrants included in the units have been fair valued using the Black Scholes model.  The fair value of the warrants was determined using the following assumptions:  dividend rate – 0%; volatility - 141%; risk free rate - 0.07%; and a term of five or six years.  Based on their fair value the warrants have been assigned a value of $34,853.

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

The Company’s Asset Purchase Agreement was executed with Scenario A. The Company’s principal executive officer and director, Stephane Pilon, also serves as Scenario A’s President.  The Corporation’s Secretary and director, Pol Brisset, also serves as Scenario A’s Vice-President.  Mr. Pilon and Mr. Brisset are majority owners of Scenario A.  The Company has made total payments of $25,000 to Scenario A under the Asset Purchase Agreement.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements of Buckeye Oil & Gas, Inc. (the “Company”), which are included elsewhere in this Form 10-Q.  Certain statements contained in this report, including statements regarding the anticipated development and expansion of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements.  Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For a more detailed listing of some of the risks and uncertainties facing the Company, please see the Form 10-K for the year ended May 31, 2014 filed by the Company with the Securities and Exchange Commission.

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

Results of Operations

Three months ended August 31, 2014 compared to the three months ended August 31, 2013

Revenues

We did not earn any revenues during the three months ended August 31, 2014 and 2013.

Operating Expenses and Net Loss

For the three months ended August 31, 2014 our net loss was $9,742 compared to $4,985 for the three months ended August 31, 2013.  Expenses have increased in the three months ended August 31, 2014 compared to the three months ended August 31, 2013due to increased professional expenses, as well as office and sundry.  Office and sundry increased in the three months ended August 31, 2014 to $4,684 from $2,507 in the three months ended August 31, 2013 due to higher SEC filing fees and transfer agent fees in 2014 compared to 2013.  The Company did not pay any management and directors’ fees during the three months ended August 31, 2014 and 2013 due to the Company’s officers and directors forgoing their compensation.  Professional fees were $4,543 in the three months ended August 31, 2014 compared to $1,737 for the three-months ended August 31, 2013.  The higher professional fees in 2014 were the result of the Company incurring increased legal fees.

Liquidity and Capital Resources

We had a cash balance of $45,163 and working capital of $40,459 at August 31, 2014.  Net cash used in operating activities during the three months ended August 31, 2014 was $25,252 compared to $7,992 during the three months ended August 31, 2013.  A portion of the increase was due to an increase of the net loss for the three months ended August 31, 2014 to $9,742 from $4,985for the three months ended August 31, 2013.  In addition, in the three months ended August 31, 2014 we had net outflows from changes accounts payable and accrued liabilities of $2,572 compared to a net outflow of $3,577 in the three months ended August 31, 2013.  Investing activities for the three months ended August 31, 2014 consisted of cash used of $12,500 from changes in the amount due under the asset purchase agreement while there were no investing activities for the three months ended August 31, 2013. There were financing activities of $55,000 received from the issuance of units during the three months ended August 31, 2014 while there were no financing activities during the three months ended August 31, 2013.

Between August 2011 and August 2014, the Company has raised a total of $901,000 through the issuance of shares of common stock, which shares were offered by the Company pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.  The funds received from these financings were used primarily to fund the Company’s portion of drill programs under the Farmout Agreement related to its former oil and gas activities and for general working capital purposes. However, even with these financings current cash on hand is not sufficient to fund all of the Company’s requirements for the next twelve months.

We may seek to raise additional funding that we require in the form of equity financing from the sale of our common stock.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our operations.  We currently do not have any agreements or arrangements in place for any future equity financing.

 Going Concern Consideration

The Company has realized only limited revenue from its oil and gas operations and has since abandoned those interests and is currently focusing on developing a craft brewing business.  During the three months ended August 31, 2014, the Company incurred a net loss of $9,742 and expects losses to continue until it can achieve profitability from its craft beer operations. Since inception on May 11, 2010, the Company has an accumulated deficit of $1,237,263 to August 31, 2014.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Item 4.         Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of August 31, 2014. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

None not previously reported.

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

Date:   October 15, 2014

BRISST BEER INTERNATIONAL, INC.

By:   /s/ Stephane Pilon
       Stephane Pilon
       President, Chief Executive Officer, Chief Financial Officer, and Treasurer
     (Principal Executive, Financial, and Accounting Officer)