Form 10-Q
period 2014-11-30
Brisset Beer International, Inc.
filed 2015-01-20
CIK 1495648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended November 30, 2014
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,925,500 shares of common stock, $0.0001 par value, were issued and outstanding as of January 19, 2015.

Item 1.  Financial Statements
BRISSET BEER INTERNATIONAL, INC.
(formerly Buckeye Oil & Gas, Inc.)
CONSOLIDATED BALANCE SHEET
(Unaudited)

	November 30,	May 31,
	2014	2014
	$	$
ASSETS
Current Assets
Cash	9,115	15,652
Trade and Other Receivables	14,470	1,418
Prepaid Expenses	10,800	300

Total Current Assets	34,385	17,370

Goodwill (note 6)	25,000	25,000

Total Assets	59,385	42,,370

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	35,010	9,432
Amount Due Under Goodwill Purchase Agreement	–	12,500

Total Current Liabilities	35,010	21,932

Stockholders' Equity
Common Stock, Par Value $.0001
Authorized 500,000,000 shares,
2,795,500 and 2,120,500 shares issued and outstanding at
November 30, 2014 and May 31, 2014 respectively	280	212
Paid-In Capital	1,269,367	1,236,788
Warrants	47,353	9,000
Accumulated Deficit	(1,294,609)	(1,227,521)
Accumulated Other Comprehensive Income	1,984	1,959

Total Stockholders' Equity	24,375	20,438

Total Liabilities and Stockholders' Equity	59,385	42,370

See accompanying notes to interim condensed consolidated financial statements

BRISSET BEER INTERNATIONAL, INC.
(formerly Buckeye Oil & Gas, Inc.)
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months		For the Six Months
	Ended		Ended
	November 30,		November 30,
	2014	2013	2014	2013
Revenues
Commission Revenue	$10,532	$-	$10,532	$-

Expenses
Operating Expenses	22,245	-	22,245	-
Professional Expenses	29,779	7,421	34,322	9,158
Office and Sundry	5,412	3,401	10,096	5,908
Rent	450	450	965	900
Management and Directors’ Fees	9,992	-	9,992	-
Total Expenses	67,878	11,272	77,620	15,966
Net Loss from Operations	(57,346)	(11,272)	(67,088)	(15,966)

Other Income (Expenses)
(Loss)from Discontinued Operations	-	(291)	-	(582)
Net Other Income (Expenses)	-	(291)	-	(582)

Net Loss	$(57,346)	$(11,563)	$(67,088)	$(16,548)

Basic and Diluted Loss Per Share
Continuing Operations	$(0.02)	$(0.02)	$(0.03)	$(0.03)
Discontinued Operations	$(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Shares
Outstanding (1)	2,697,973	620,500	2,464,762	620,500

Comprehensive loss
Net loss	$(57,346)	$(11,563)	$(67,088)	$(16,548)

Other comprehensive (loss) income
Translation to US dollar presentation currency	262	708	25	1,747
Comprehensive loss	(57,084)	(10,855)	(67,063)	(14,801)

(1)	Reflects the 1:100 reverse stock split completed on July 8, 2013.

See  accompanying notes to interim condensed consolidated financial statements

BRISSET BEER INTERNATIONAL, INC.
(formerly Buckeye Oil & Gas, Inc.)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Six Months Ended November 30,

	2014	2013
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	(67,088)	(16,548)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities
Units issued for services	16,000	–
Accretion Expense	–	582
Asset Retirement Obligation	–	(270)
Change in Operating Assets and Liabilities
Decrease (Increase) In Trade and Other Receivables	(13,052)	(292)
Decrease (Increase) in Prepaid Expenses	(10,500)	(815)
Increase (Decrease) in Accounts Payable	25,578	(459)
Net Cash Used in Operating Activities	(49,062)	(17,802)

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in Amounts Due Under Goodwill Purchase Agreement	(12,500)	-
Net Cash Used in Investing Activities	(12,500)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the Sale of Units	55,000	–
Net Cash Provided by Financing Activities	55,000	–

Effect of exchange rate changes on cash	25	1,747

Net (Decrease) Increase in Cash and Cash Equivalents	(6,537)	(16,055)
Cash and Cash Equivalents at Beginning of Period	15,652	51,077
Cash and Cash Equivalents at End of Period	9,115	35,022

See accompanying notes to interim condensed consolidated financial statements

BRISSET BEER INTERNATIONAL, INC.
(Formerly Buckeye Oil & Gas, Inc.)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Continued)

For the Six Months Ended November 30,

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

As a result of the Company’s management having experience in the brewing business, the Company has acquired the rights to Broken 7 which is a craft beer brewed in the province of Quebec, Canada.  The Company will be engaged principally in the marketing of Broken 7 as it has contracted out all brewing and distribution activities to a third-party service provider.  We operate in a single segment which is the craft beer market.  Our craft beer consists of single brand known as Broken 7 and is currently brewed, distributed, and marketed solely in Quebec, Canada.

Interim Reporting

In the opinion of management the unaudited condensed consolidated financial information furnished herein reflects all adjustments, consisting of normal and recurring adjustments that are necessary to fairly state the financial position of Brisset Beer International. Inc. and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended May 31, 2014.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended May 31, 2014 has been omitted.  The results of operations for the three and six month periods ended November 30, 2014 are not necessary indicative of results for the entire year ending May 31, 2015 or for any future annual or interim period.

NOTE 2 – ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States (“GAAP”) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has only recently commenced its craft beer operations.  During the six months ended November 30, 2014 the Company has incurred net losses of $67,088 and the Company expects losses to continue until it can achieve profitable operations from its craft beer operations.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

We will be required to expend substantial amounts of working capital in order to brew, distribute and market our Broken 7 brand of craft beer.  Our current operations have been funded entirely from capital raised from our private offering of securities from February 2014 through January 2015. We are entirely dependent on our ability to attract and receive additional funding from either the sale of securities or outside sources such as private investment or a strategic partner. We currently have no firm agreements or arrangements with respect to any such financing and there can be no assurance that any needed funds will be available to us on acceptable terms or at all. The inability to obtain sufficient funding of our operations in the future will restrict our ability to grow and reduce our ability to continue to conduct business operations. Our failure to raise additional funds will adversely affect our business operations, and may require us to suspend our operations, which in turn may result in a loss to the purchasers of our common stock.  After auditing our May 31, 2014 financial statements, our independent auditor issued a going concern opinion and our ability to continue is dependent on our ability to raise additional capital. If we are unable to obtain necessary financing, we will likely be required to curtail our development plans which could cause us to become dormant. Any additional equity financing may involve substantial dilution to our then existing stockholders.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management’s Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in these financial statements and notes. Significant areas requiring the use of estimates relate to accrued liabilities and the impairment of goodwill.  Management believes the estimates utilized in preparing these financial statements are reasonable and prudent and are based on management’s best knowledge of current events and actions the Company may undertake in the future. Actual results could differ from those estimates.

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

Foreign Currency

The functional currency of the Company at November 30 and May 31, 2014 is the Canadian dollar. Transactions that are denominated in a foreign currency are re-measured into the functional currency at the current exchange rate on the date of the transaction. Any foreign currency denominated monetary assets and liabilities are subsequently re-measured at current exchange rates, with gains or losses recognized as foreign exchange losses or gains in the statement of operations. Nonmonetary assets and liabilities are translated at historical exchange rates. Expenses are translated at average exchange rates during the period. Exchange gains and losses are included in statement of operations for the period.

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

Loss per Share

Income or loss per share is calculated based on the weighted average number of common shares outstanding. Diluted loss per share does not differ from basic loss per share since the effect of the Company’s warrants are anti-dilutive. Diluted income per share is calculated using the treasury stock method which uses the weighted average number of common shares outstanding during the period and also includes the dilutive effect of potentially issuable common shares from outstanding and warrants. At November 30, 2014, potential common shares of 4,350,000  (2013 - nil) related to outstanding share purchase warrants were excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive.

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

Revenue recognition

Revenue from the Company’s craft beer business is received in the form of commissions.  The Company has contracted out services to a single supplier for brewing, labeling and distribution. (note 5)  The Company recognizes commission revenue based on a percentage of sales with fixed margins as negotiated with the contract brewer.  Revenue will be recorded at the time of delivery to the customer.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for annual and interim periods beginning on or after December 15, 2016, and early adoption is not permitted. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in the ASU. The Company does not expect any impact of adopting this guidance.

In June 2014, the FASB issued ASU 2014-12, “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period.” This ASU provides more explicit guidance for treating share-based payment awards that require a specific performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2015. The Company does not expect the adoption of this guidance to have a material impact on the financial statements.

August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Topic 205-40)”, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company expects to adopt this new standard for the fiscal year ending December 31, 2014 and the Company will continue to assess the impact on its financial statements.

NOTE 4 – DISCONTINUED OPERATIONS

The Company was formerly engaged in the exploration for oil and gas in Alberta, Canada.  The two properties have not ever produced any significant quantities of oil or gas and the properties do not have any known reserves or resources.  In addition due to the limited resources available to the Company, the Company has abandoned its interests in its two oil and gas properties.  As of May 31, 2014, the Company discontinued its operations in the oil and gas industry.  As a result, the Company has recognized $582 as discontinued operations for the six months ended November 30, 2013.

NOTE 5 - CONTRACT BREWING AGREEMENT

On December 2, 2014 the Company entered into a Manufacturing and Distribution Agreement with Breuvages Blue Spike (“Blue Spike”). The agreement sets forth minimum quantities which Blue Spike will manufacture for the Company, manufacturing costs and a gross margin upon which the Company will earn its commission..

Blue Spike is responsible for brewing, labeling and distributing Broken 7 beer for the Company. The Company, with the approval of Blue Spike, can continue selling products manufactured by Blue Spike in the Company’s own distribution network. Products sold within the Company’s own distribution network are subject to higher margins for the Company.  The Company is responsible, at its expense, for the marketing and promotion of Broken 7, and has agreed to invest 25% of the gross margin of its products for marketing and advertising.

The Company granted Blue Spike a right of first refusal if the Company sells or transfers all or a portion of its rights in its brands. If the Company is sold during the term of the agreement, the Company is obligated to pay Blue Spike 2.5% of the purchase price for every $250,000 of product sales, up to $5 million. The agreement also provides for various payment returns to Blue Spike if the Company is sold when the agreement is no longer in effect, depending on when and why the agreement is no longer in effect. The agreement is for an initial term of five years and is automatically renewed for five years unless either party notifies the other of its intention not to renew 180 days prior to the expiration of the term. The Company granted Blue Spike a right of first refusal to manufacture or act as exclusive agent for the distribution and sale of its products in other territories other than Quebec.

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

NOTE 7 – STOCKHOLDERS’ EQUITY

	Shares of common stock outstanding	Common stock	Additional paid-in capital	Warrants

Balance – May 31, 2014	2,120,500	212	1,236,788	9,000

Issuance of units	550,000	55	20,092	34,853
Issuance of units for services	125,000		12,487	3,500

Balance – November 30, 2014	2,795,500	280	1,269,367	47,353

COMMON STOCK

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

Issuance of Units for Services

On November 10, 2014 the Company entered into a service agreement issuing 125,000 units of the Company in partial payment for services rendered.  Each unit consists of one share of common stock, one A warrant and one B warrant.  The A warrant is exercisable at a price of $0.15 per share until June 30, 2019 and each B warrant at a price of $0.25 per share until June 30, 2020.

The warrants included in the units have been fair valued using the Black Scholes model.  The fair value of the warrants was determined using the following assumptions:  dividend rate – 0%; volatility – 36.05%; risk free rate - 0.07%; and a term of five or six years.  Based on their fair value the warrants have been assigned a value of $3,500.

WARRANTS

The Company issued the following warrants outstanding:

Exercise Price	Number	Expiry	Remaining Life

$ 0.05	1,500,000	1-Feb-19	4.17
$ 0.10	1,500,000	1-Feb-19	4.17
$ 0.15	550,000	12-Aug-19	4.70
$ 0.25	550,000	12-Aug-20	5.70
$ 0.15	125,000	30-Jun-19	4.58
$ 0.25	125,000	30-Jun-20	5.58
	4,350,000

NOTE 8 – RELATED PARTY TRANSACTIONS

On November 30, 2014 the Company entered into a service agreement with its current principal executive officer, Stephane Pilon.  Under the agreement the Company paid Mr. Pilon $9,992 (CDN$11,000) upon signing and will pay Mr. Pilon $2,725 (CDN $3,000) on a monthly basis.  As a result of operations commencing only in September 2014, the payment of the $9,992 has been disclosed as management fees.  Commencing December 1, 2014, it is expected that the majority of the compensation payable to Mr. Pilon will be recognized as an operating expense.

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

NOTE 9 – SUBSEQUENT EVENTS

Issuance of Units

On January 9, 2015, the Company  closed a private placement of 130,000 units at $0.15 per unit for total proceeds of $19,500. Each unit consists of one share of common stock, and one Class A warrant exercisable at $0.20 for five years, and one Class B warrant exercisable at $0.25 for five years.  The common shares were offered by the Company pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.  The private placement was fully subscribed to by a non-U.S. person.

Employment Agreement

On January 12, 2015 the service agreement with Stephane Pilon was replaced by an employment agreement.  Under the agreement the Company will pay Mr. Pilon a base salary of CDN$36,000 per year, payable twice monthly.

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

On December 2, 2014 the Company entered into a Manufacturing and Distribution Agreement with Breuvages Blue Spike (“Blue Spike”). The agreement sets forth minimum quantities which Blue Spike will manufacture for the Company, manufacturing costs and a gross margin upon which the Company will earn its commission..

Blue Spike is responsible for brewing, labeling and distributing Broken 7 beer for the Company. The Company, with the approval of Blue Spike, can continue selling products manufactured by Blue Spike in the Company’s own distribution network. Products sold within the Company’s own distribution network are subject to higher margins for the Company.  The Company is responsible, at its expense, for the marketing and promotion of Broken 7, and has agreed to invest 25% of the gross margin of its products for marketing and advertising.

Results of Operations

Three months ended November 30, 2014 compared to the three months ended November 30, 2013

Revenues

Sales of our Broken 7 craft beer commenced in September 2014.  The Company recognized $10,532 of commission revenue from the sale of craft beer during the three months ended November 30, 2014.  We did not earn any revenues during the three months ended November 30, 2013.

Operating Expenses and Net Loss

For the three months ended November 30, 2014 our net loss was $57,346 compared to $11,563 for the three months ended November 30, 2013.  Expenses have increased in the three months ended November 30, 2014 compared to the three months ended November 30, 2013primarily due to increased operating expenses, professional expenses,  and management and director fees.  Operating expenses increased in the three months ended November 30, 2014 to$22,245 from $nil in the three months ended November 30, 2013 due to the start of operations of our craft beer business.    Professional fees were $29,779 in the three months ended November 30, 2014 compared to $7,421 for the three-months ended November 30, 2013.  The higher professional fees in 2014 were the result of the Company incurring increased legal fees relating to its change of business and due investor relations.  The Company paid $9,992 in management and director fees during the three months ended November 30, 2014 and $nil during the same period in 2013.  The increase was due to the commencement of compensation paid to the Company’s principal executive officer while in the prior period the Company’s officers and directors agreed to forgo their compensation.

Six months ended November 30, 2014 compared to the six months ended November 30, 2013

Revenues

Sales of our Broken 7 craft beer commenced in September 2014.  The Company earned $10,532 of commission revenue from the sale of craft beer during the six months ended November 30, 2014.  We did not earn any revenues during the six months ended November 30, 2014.

Operating Expenses and Net Loss

For the six months ended November 30, 2014 our net loss was $67,088 compared to $16,548 for the six months ended November 30, 2013.  Expenses have increased in the six months ended November 30, 2014 compared to the six months ended November 30, 2013primarily due to increased operating expenses, professional expenses, management and director fees,  as well as office and sundry.  Operating expenses increased in the six months ended November 30, 2014 to$22,245 from $nil in the six months ended November 30, 2013 due to the start of operations of the craft beer business. Professional fees were $34,322 in the six months ended November 30, 2014 compared to $9,158 for the six-months ended November 30, 2013.  The higher professional fees in 2014 were the result of the Company incurring increased legal fees relating to its change of business and due to investor relations.  Office and sundry increased in the six months ended November 30, 2014 to $10,096 from $5,908 in the six months ended November 30, 2013 due to higher SEC filing fees, and transfer agent fees in 2014 compared to 2013.  The Company paid $9,992 in management and director fees during the six months ended November 30, 2014 and $nil during the same period in 2013.  The increase was due to the commencement of compensation paid to the Company’s principal executive officer while in the prior period the Company’s officers and directors agreed to forgo their compensation.

Liquidity and Capital Resources

We had a cash balance of $9,115 and a negative working capital of $625 at November 30, 2014.  Net cash used in operating activities during the six months ended November 30, 2014 was $49,062 compared to $17,802 during the six months ended November 30, 2013.  A portion of the increase was due to an increase of the net loss for the six months ended November 30, 2014 to $67,088 from $16,548for the six months ended November 30, 2013.  In addition, in the six months ended November 30, 2014 we had an inflow from an increase in accounts payable and accrued liabilities of $25,578 compared to a net outflow of $459 from an increase in accounts payable and accrued liabilities in the six months ended November 30, 2013.  There were financing activities of $55,000 received from the issuance of units during the six months ended November 30, 2014 while there were no financing activities during the six months ended November 30, 2013.  Investing activities for the six months ended November 30, 2014 consisted of cash used of $12,500 from changes in the amount due under to asset purchase agreement while there were no investing activities for the six months ended November 30, 2013.

Since commencement of our craft beer business  the Company has raised a total of $74,500 through the issuance of shares of common stock, which shares were offered by the Company pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.  The funds received from these financings were used primarily to fund the Company’s start-up of its craft beer business.  However, even with these financings current cash on hand is not sufficient to fund all of the Company’s requirements for the next twelve months.

We may seek to raise additional funding that we require in the form of equity financing from the sale of our common stock.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our operations.  We currently do not have any agreements or arrangements in place for any future equity financing.

 Going Concern Consideration

The Company has realized only limited revenue from its oil and gas operations and has since abandoned those interests and is currently focusing on developing a craft brewing business.  Sales of our Broken 7 craft beer commenced in September 2014.  During the six months ended November 30, 2014, the Company incurred a net loss of $67,088 and expects losses to continue until it can achieve profitability from its craft beer operations. Since inception on May 11, 2010, the Company has an accumulated deficit of $1,294,609 to November 30, 2014.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

We will be required to expend substantial amounts of working capital in order to brew, distribute and market our Broken7 brand of craft beer.  Our current operations have been funded entirely from capital raised from our private offering of securities from February 2014 through January 2015. We are entirely dependent on our ability to attract and receive additional funding from either the sale of securities or outside sources such as private investment or a strategic partner. We currently have no firm agreements or arrangements with respect to any such financing and there can be no assurance that any needed funds will be available to us on acceptable terms or at all. The inability to obtain sufficient funding of our operations in the future will restrict our ability to grow and reduce our ability to continue to conduct business operations. Our failure to raise additional funds will adversely affect our business operations, and may require us to suspend our operations, which in turn may result in a loss to the purchasers of our common stock.  After auditing our May 31, 2014 financial statements, our independent auditor issued a going concern opinion and our ability to continue is dependent on our ability to raise additional capital. If we are unable to obtain necessary financing, we will likely be required to curtail our development plans which could cause us to become dormant. Any additional equity financing may involve substantial dilution to our then existing stockholders.

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

Item 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of November 30, 2014. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None not previously reported.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mining Safety Disclosures

Not applicable.

Item 5. Other information

On January 9, 2015, Brisset Beer International, Inc. (the “Registrant”) closed a private placement of 130,000 units at $0.15 per unit for total proceeds of $19,500. Each unit consists of one share of common stock, and one Class A warrant exercisable at $0.20 for five years, and one Class B warrant exercisable at $0.25 for five years.  The common shares were offered by the Registrant pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.   The private placement was fully subscribed to by a non-U.S. person.

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

Date:   January 19, 2015

BRISST BEER INTERNATIONAL, INC.

By:   /s/ Stephane Pilon
       Stephane Pilon
       President, Chief Executive Officer, Chief Financial Officer, and Treasurer
     (Principal Executive, Financial, and Accounting Officer)