Form 10-Q
period 2015-02-28
Brisset Beer International, Inc.
filed 2015-04-15
CIK 1495648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended February 28, 2015
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,060,500 shares of common stock, $0.0001 par value, were issued and outstanding as of April 13, 2015.

TABLE OF CONTENTS

Page

PART I - Financial Information	3

Item 1. Financial Statements
Balance Sheets February 28, 2015 (unaudited), and May 31, 2014	3
Statements of Operations (unaudited) for the three and nine month periods ended
February 28, 2015 and 2014	4
Statements of Cash Flows (unaudited) for the nine month periods ended
February 28, 2015 and 2014	5
Notes to the Financial Statements (unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	16
Item 3 Quantitative and Qualitative Disclosures About Market Risk	19
Item 4 Controls and Procedures	19

PART II – Other Information
19
Item 1. Legal Proceedings
Item 1A. Risk Factors	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3. Defaults Upon Senior Securities	19
Item 4. Mine Safety Disclosures	19
Item 5. Other Information	19
Item 6. Exhibits	20

Item 1.  Financial Statements

BRISSET BEER INTERNATIONAL, INC.
(formerly Buckeye Oil & Gas, Inc.)
CONSOLIDATED BALANCE SHEET
(Unaudited)

	February 28,	May 31,
	2015	2014
	$	$
ASSETS
Current Assets
Cash	32,593	15,652
Trade and Other Receivables	9,565	1,418
Prepaid Expenses	9,750	300

Total Current Assets	51,908	17,370
Goodwill (note 6)	25,000	25,000

Total Assets	76,908	42,370

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	19,824	9,432
Due to Related Parties	7,051
Amount Due Under Goodwill Purchase Agreement	–	12,500

Total Current Liabilities	26,875	21,932

Stockholders' Equity
Common Stock, Par Value $.0001
Authorized 500,000,000 shares,
3,060,500 and 2,120,500 shares issued and outstanding at
February 28, 2015 and May 31, 2014 respectively	306	212
Paid-In Capital	1,302,419	1,236,788
Warrants	60,775	9,000
Accumulated Deficit	(1,317,543)	(1,227,521)
Accumulated Other Comprehensive Income	4076	1,959

Total Stockholders' Equity	50,033	20,438

Total Liabilities and Stockholders' Equity	76,908	42,370

See accompanying notes to interim condensed consolidated financial statements

BRISSET BEER INTERNATIONAL, INC.
(formerly Buckeye Oil & Gas, Inc.)
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months		For the Nine Months
	Ended		Ended
	February 28,		February 28,
	2015	2014	2015	2014
Revenues
Commission Revenue	$9,483	$-	$20,015	$-

Expenses
Operating Expenses	15,785	-	38,030	-
Professional Expenses	5,532	3,536	39,854	12,694
Office and Sundry	9,296	1,782	19,392	7,690
Rent	483	451	1,448	1,351
Management and Directors’ Fees	1,321	-	11,313	-
Total Expenses	32,417	5,769	110,037	21,735
Net Loss from Operations	(22,934)	(5,769)	(90,022)	(21,735)

Other Income (Expenses)
(Loss)from Discontinued Operations	-	(276)	-	(858)
Net Other Income (Expenses)	-	(276)	-	(858)

Net Loss	$(22,934)	$(6,045)	$(90,022)	$(22,593)

Basic and Diluted Loss Per Share
Continuing Operations	$(0.01)	$(0.01)	$(0.03)	$(0.03)
Discontinued Operations	$(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Shares
Outstanding (1)	2,869,222	670,500	2,598,101	636,984

Comprehensive loss
Net loss	$(22,934)	$(6,045)	$(90,022)	$(22,593)

Other comprehensive (loss) income
Translation to US dollar presentation currency	1,855	2,922	2,117	4,669
Comprehensive loss	(21,079)	(3,123)	(87,905)	(17,924)

(1)	Reflects the 1:100 reverse stock split completed on July 8, 2013.

See accompanying notes to interim condensed consolidated financial statements

BRISSET BEER INTERNATIONAL, INC.
(formerly Buckeye Oil & Gas, Inc.)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended February 28,

	2015	2014
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	(90,022)	(22,593)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities
Units issued for services	16,000	–
Accretion Expense	–	858
Asset Retirement Obligation	–	(731)
Change in Operating Assets and Liabilities
Decrease (Increase) In Trade and Other Receivables	(8,147)	(254)
Decrease (Increase) in Prepaid Expenses	(9,450)	510
Increase (Decrease) in Accounts Payable	17,443	(5,969)
Net Cash Used in Operating Activities	(74,176)	(28,179)

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in Amounts Due Under Goodwill Purchase Agreement	(12,500)	-
Net Cash Used in Investing Activities	(12,500)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the Sale of Units	101,500	15,000
Net Cash Provided by Financing Activities	101,500	15,000

Effect of exchange rate changes on cash	2,117	4,669

Net (Decrease) Increase in Cash and Cash Equivalents	16,941	(8,510)
Cash and Cash Equivalents at Beginning of Period	15,652	51,077
Cash and Cash Equivalents at End of Period	32,593	42,567

See accompanying notes to interim condensed consolidated financial statements

BRISSET BEER INTERNATIONAL, INC.
(Formerly Buckeye Oil & Gas, Inc.)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited Continued)

	For the Nine Months Ended February 28,

	2015	2014

SUPPLEMENTARY INFORMATION
Cash paid during the year for:
Interest	$-	$-
Income taxes	-	-

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

BRISSET BEER INTERNATIONAL, INC.
(Formerly Buckeye Oil & Gas, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Interim Reporting

In the opinion of management the unaudited condensed consolidated financial information furnished herein reflects all adjustments, consisting of normal and recurring adjustments that are necessary to fairly state the financial position of Brisset Beer International. Inc. and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended May 31, 2014.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended May 31, 2014 has been omitted.  The results of operations for the three and nine month periods ended February 28, 2015 are not necessary indicative of results for the fiscal year ending May 31, 2015 or for any future annual or interim period.

NOTE 2 – ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States (“GAAP”) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has only recently commenced its craft beer operations.  During the nine months ended February28, 2015 the Company has incurred net losses of $90,022 and the Company expects losses to continue until it can achieve profitable operations from its craft beer operations.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

We will be required to expend substantial amounts of working capital in order to brew, distribute and market our Broken 7 brand of craft beer.  Our current operations have been funded entirely from capital raised from our private offering of securities from February 2014 through February 2015. We are entirely dependent on our ability to attract and receive additional funding from either the sale of securities or outside sources such as private investment or a strategic partner. We currently have no firm agreements or arrangements with respect to any such financing and there can be no assurance that any needed funds will be available to us on acceptable terms or at all. The inability to obtain sufficient funding of our operations in the future will restrict our ability to grow and reduce our ability to continue to conduct business operations. Our failure to raise additional funds will adversely affect our business operations, and may require us to suspend our operations, which in turn may result in a loss to the purchasers of our common stock.  After auditing our May 31, 2014 financial statements, our independent auditor issued a going concern opinion and our ability to continue is dependent on our ability to raise additional capital. If we are unable to obtain necessary financing, we will likely be required to curtail our development plans which could cause us to become dormant. Any additional equity financing may involve substantial dilution to our then existing stockholders.

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

Foreign Currency

The functional currency of the Company at February28, 2015 and May 31, 2014 is the Canadian dollar. Transactions that are denominated in a foreign currency are re-measured into the functional currency at the current exchange rate on the date of the transaction. Any foreign currency denominated monetary assets and liabilities are subsequently re-measured at current exchange rates, with gains or losses recognized as foreign exchange losses or gains in the statement of operations. Nonmonetary assets and liabilities are translated at historical exchange rates. Expenses are translated at average exchange rates during the period. Exchange gains and losses are included in statement of operations for the period.

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

Loss per Share

Income or loss per share is calculated based on the weighted average number of common shares outstanding. Diluted loss per share does not differ from basic loss per share since the effect of the Company’s warrants are anti-dilutive. Diluted income per share is calculated using the treasury stock method which uses the weighted average number of common shares outstanding during the period and also includes the dilutive effect of potentially issuable common shares from outstanding and warrants. At February 28, 2015, potential common shares of 4,880,000 (2014- nil) related to outstanding share purchase warrants were excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive.

BRISSET BEER INTERNATIONAL, INC.
(Formerly Buckeye Oil & Gas, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

Uncertain Tax Positions
The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, Accounting for Uncertainty in Income Taxes. The Company had no material unrecognized income tax assets or liabilities for the year ended May 31, 2014 or for the year ended May 31, 2013. The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the years ended May 31, 2014 and 2013, there were no income tax, or related interest and penalty items in the income statement, or liability on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and Florida State.  Tax years 2011 to present remain open to income tax examination.  The Company is not currently involved in any income tax examinations.

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
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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
Revenue recognition

Revenue from the Company’s craft beer business is received in the form of commissions.  The Company has contracted out services to a single supplier for brewing, labeling and distribution (note 5).  The Company recognizes commission revenue based on a percentage of sales with fixed margins as negotiated with the contract brewer.  Revenue is recorded at the time of delivery to the customer.

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

BRISSET BEER INTERNATIONAL, INC.
(Formerly Buckeye Oil & Gas, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

ASU 2014-10 - Topic 915-  Development Stage Entities

In June 2014 the FASB issued ASU 2014-10 “Development Stage Entities (Topic 915)”.  The objective of the guidance is to reduce cost and complexity in the financial reporting system by eliminating inception-to-date information from the financial statements of development stage entities. The new standard eliminates the concept of a development stage entity (“DSE”) from U.S. GAAP. Therefore, the current incremental reporting requirements for a DSE, including inception-to-date information, will no longer apply. This standard is effective for annual reporting periods beginning after December 15, 2014. The Company has elected to early adopt this guidance effective with its May 31, 2014 consolidated financial statements.

ASU 2014-09 - Topic 606 - Revenue from Contracts with Customers

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

ASU 2014-12 - Topic 718 - Compensation - Stock Compensation

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

ASU 2014-15 - Topic 205-40 - Presentation of Financial Statements – Going Concern

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

BRISSET BEER INTERNATIONAL, INC.
(Formerly Buckeye Oil & Gas, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 4 – DISCONTINUED OPERATIONS

The Company was formerly engaged in the exploration for oil and gas in Alberta, Canada.  The two properties have not ever produced any significant quantities of oil or gas and the properties do not have any known reserves or resources.  In addition due to the limited resources available to the Company, the Company has abandoned its interests in its two oil and gas properties.  As of May 31, 2014, the Company discontinued its operations in the oil and gas industry.  As a result, the Company has recognized $858 as discontinued operations for the nine months ended February 28, 2014.

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

BRISSET BEER INTERNATIONAL, INC.
(Formerly Buckeye Oil & Gas, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 – STOCKHOLDERS’ EQUITY

	Shares of common stock outstanding	Common stock	Additional paid-in capital	Warrants

Balance – May 31, 2014	2,120,500	212	1,236,788	9,000

Issuance of units	815,000	81	53,144	48,275
Issuance of units for services	125,000		12,487	3,500

Balance – February 28, 2015	3,060,500	306	1,302,419	60,775

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

On January 9, 2015, the Company completing a financing issuing 130,000 units at $0.15 per unit for total proceeds of $19,500.  Each unit consist of one share of common stock, one A warrant, and one B warrant.  The A warrant is exercisable at a price of $0.20 per warrant until January 9, 2020 and each B warrant is exercisable at a price of $0.25 per warrant until January 9, 2020.  The units were issued pursuant to Regulation S of the Securities Act of 1993.

On February 27, 2015, the Company completing a financing issuing 135,000 units at $0.20 per unit for total proceeds of 27,000.  Each unit consist of one share of common stock, one A warrant, and one B warrant.  The A warrant is exercisable at a price of $0.25 per warrant until February 27, 2020 and each B warrant is exercisable at a price of $0.30 per warrant until February 27, 2020.  The units were issued pursuant to Regulation S of the Securities Act of 1993.

The warrants included in the units have been fair valued using the Black Scholes model.  The fair value of the warrants was determined using the following assumptions:  dividend rate – 0%; volatility – 36.05 % to 141%; risk free rate - 0.07%; and a term of five or six years.

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
WARRANTS
The Company has the following warrants outstanding as of February 28, 2015:

Exercise Price	Number	Expiry	Remaining Life

$ 0.05	1,500,000	1-Feb-19	3.93
$ 0.10	1,500,000	1-Feb-19	3.93
$ 0.15	550,000	12-Aug-19	4.46
$ 0.15	125,000	30-Jun-19	4.34
$ 0.20	130,000	09-Jan-20	4.86
$ 0.25	550,000	12-Aug-20	5.46
$ 0.25	125,000	30-Jun-20	5.34
$ 0.25	130,000	09-Jan-20	4.86
$ 0.25	135,000	27-Feb-20	5.00
$ 0.30	135,000	27-Feb-20	5.00
	4,880,000

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

As of February 28, 2015 the Company had a payable to Stephane Pilon of $7,051that included salary and expenses.

BRISSET BEER INTERNATIONAL, INC.
(Formerly Buckeye Oil & Gas, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 – SUBSEQUENT EVENTS

Biere Brisset International Inc., a wholly owned subsidiary of Brisset Beer International, Inc. (the “Company”), entered into a 5-year Manufacturing and Distribution Agreement on March 1, 2015 with La Compagnie de Biere Brisset, Inc. (“CBB”), a specialty brewer that will help the Company bring to market and test new line extensions for beer brands owned by the Company.  CBB undertakes to sell the Products, while complying with policies, procedures, methods and conditions of promotion, of advertising and sales described in the agreement.  Proceeds, if any, from the sale of the Products will be retained by CBB as compensation for its services.

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

Results of Operations

Three months ended February 28, 2015 compared to the three months ended February 28, 2014

Revenues

Sales of our Broken 7 craft beer commenced in September 2014.  The Company recognized $9,483 of commission revenue from the sale of craft beer during the three months ended February 28, 2015.  We did not earn any revenues during the three months ended February 28, 2014.

Operating Expenses and Net Loss

For the three months ended February 28, 2015 our net loss was $22,934 compared to $6,045 for the three months ended February 28, 2014.  Expenses have increased in the three months ended February 28, 2015 compared to the three months ended February 28, 2014 primarily due to increased operating expenses, professional expenses, office and sundry, and management and director fees.  Operating expenses increased in the three months ended February 28, 2015  to $15,785 from $nil in the three months ended February 28, 2014 due to the start of operations of our craft beer business.  Office and sundry expenses increased to $9,296 for the three months ended February 28, 2015compared to $1,782 for the three months ended February 28, 2014.  The increase was largely due to general office expenses as we continue to expand our business and to transfer agent fees.  Professional fees were $5,532 in the three months ended February 28, 2015 compared to $3,536 for the three-months ended February 28, 2014.  The higher professional fees in 2015 were the result of the Company incurring increased legal fees relating to its change of business and fee due for investor relations.  The Company paid $1,321 in management and director fees during the three months ended February 28, 2015 and $nil during the same period in 2014.  The increase was due to the commencement of compensation paid to the Company’s principal executive officer while in the prior period the Company’s officers and directors agreed to forgo their compensation.

Nine months ended February 28, 2015 compared to the nine months ended February 28, 2014

Revenues

Sales of our Broken 7 craft beer commenced in September 2014.  The Company earned $20,015 of commission revenue from the sale of craft beer during the nine months ended February 28, 2015.  We did not earn any revenues during the nine months ended February 28, 2014.

Operating Expenses and Net Loss

For the nine months ended February 28, 2015 our net loss was $90,022 compared to $22,593 for the nine months ended February 28, 2014.  Expenses have increased in the nine months ended February 28, 2015 compared to the nine months ended February 28, 2014 primarily due to increased operating expenses, professional expenses, management and director fees, as well as office and sundry.  Operating expenses increased in the nine months ended February 28, 2015 to$38,030 from $nil in the nine months ended February 28, 2014 due to the start of operations of the craft beer business. Professional fees were $39,854 in the nine months ended February 28, 2015 compared to $12,694 for the nine-months ended February 28, 2014.  The higher professional fees in 2015 were the result of the Company incurring increased legal fees relating to its change of business and due to investor relations.  Office and sundry increased in the nine months ended February 28, 2015 to $19,392 from $7,690 in the nine months ended February 28, 2014 due to higher SEC filing fees, transfer agent fees, and general office expenses in 2015 compared to 2014.  The Company paid $11,313 in management and director fees during the nine months ended February 28, 2015 and $nil during the same period in 2014.  The increase was due to the commencement of compensation paid to the Company’s principal executive officer while in the prior period the Company’s officers and directors agreed to forgo their compensation.

Liquidity and Capital Resources

We had a cash balance of $32,593 and working capital of $25,033 at February 28, 2015.  Net cash used in operating activities during the nine months ended February 28, 2015 was $74,176 compared to $28,179 during the nine months ended February 28, 2014.  A portion of the increase was due to an increase of the net loss for the nine months ended February 28, 2015 to $90,022 from $22,593for the nine months ended February 28, 2014.  In addition, in the nine months ended February 28, 2015 we had an inflow from an increase in accounts payable and accrued liabilities of $17,443 compared to a net outflow of $5,969 from an increase in accounts payable and accrued liabilities in the nine months ended February 28, 2014.  There were financing activities of $101,500 received from the issuance of units during the nine months ended February 28, 2015, compared to $15,000 received during the nine months ended February 28, 2014.   Investing activities for the nine months ended February 28, 2015 consisted of cash used of $12,500 from changes in the amount due under to asset purchase agreement while there were no investing activities for the nine months ended February 28, 2014.

Since commencement of our craft beer business the Company has raised a total of $101,500 through the issuance of units of common stock, which units were offered by the Company pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.  The funds received from these financings were used primarily to fund the Company’s start-up of its craft beer business.  However, even with these financings current cash on hand is not sufficient to fund all of the Company’s requirements for the next twelve months.

We may seek to raise additional funding that we require in the form of equity financing from the sale of our common stock.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our operations.  We currently do not have any agreements or arrangements in place for any future  financing.

 Going Concern Consideration

The Company has realized only limited revenue from its oil and gas operations and has since abandoned those interests and is currently focusing on developing a craft brewing business.  Sales of our Broken 7 craft beer commenced in September 2014.  During the nine months ended February 28, 2015, the Company incurred a net loss of $90,022 and expects losses to continue until it can achieve profitability from its craft beer operations. Since inception on May 11, 2010, the Company has an accumulated deficit of $1,317,543 to February 28, 2015.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

We will be required to expend substantial amounts of working capital in order to brew, distribute and market our Broken7 brand of craft beer.  Our current operations have been funded entirely from capital raised from our private offering of securities from February 2014 through February 2015. We are entirely dependent on our ability to attract and receive additional funding from either the sale of securities or outside sources such as private investment or a strategic partner. We currently have no firm agreements or arrangements with respect to any such financing and there can be no assurance that any needed funds will be available to us on acceptable terms or at all. The inability to obtain sufficient funding of our operations in the future will restrict our ability to grow and reduce our ability to continue to conduct business operations. Our failure to raise additional funds will adversely affect our business operations, and may require us to suspend our operations, which in turn may result in a loss to the purchasers of our common stock.  After auditing our May 31, 2014 financial statements, our independent auditor issued a going concern opinion and our ability to continue is dependent on our ability to raise additional capital. If we are unable to obtain necessary financing, we will likely be required to curtail our development plans which could cause us to become dormant. Any additional equity financing may involve substantial dilution to our then existing stockholders.

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

Item 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of February 28, 2015. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

None

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

Date:   April 15, 2015

BRISST BEER INTERNATIONAL, INC.

By:   /s/ Stephane Pilon
       Stephane Pilon
       President, Chief Executive Officer, Chief Financial Officer, and Treasurer
     (Principal Executive, Financial, and Accounting Officer)