Form 10-K
period 2015-05-31
Brisset Beer International, Inc.
filed 2015-09-02
CIK 1495648

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as November 30, 2014 was $511,000.

The number of shares of the issuer’s common stock issued and outstanding as of September 2 , 2015 was 3,265,500 shares.

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

On April 4, 2014, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Scenario A, a Quebec corporation (“Scenario A”), to purchase all of its assets relating to “Broken7”, a craft beer to be brewed in Montreal, Quebec, Canada, for a purchase price of $25,000. The Asset Purchase Agreement relates to the Broken7 trademark and recipe only.  No other assets were acquired.  $12,500 was paid at closing and $12,500 was to be paid 60 business days after the closing date of April 7, 2014.  By letter agreement dated July 16, 2014, the parties agreed to extend the date on which the second payment of $12,500 was due to August 15, 2014.  The Company made the final installment of $12,500 to Scenario A on August 14, 2014.

Effective July 24, 2014, the Company changed its state of incorporation from Florida to Nevada and its name from “Buckeye Oil & Gas, Inc.” to “Brisset Beer International, Inc.” by the merger of Buckeye Oil & Gas, Inc. with and into its wholly-owned subsidiary, Brisset Beer International, Inc.

Until April 2014, the Company was engaged in the acquisition and exploration of oil and gas properties.  Since its asset purchase in April 2014, the Company has abandoned its interests in its two oil and gas properties and is principally engaged in the development of a brewing, distribution and marketing of craft-brewed beer business in the province of Quebec, Canada. Our craft beer consists of a single brand known as Broken7, which we distribute to private retail stores, grocery chains and on-premise accounts across Quebec, Canada.

On November 10, 2014, the Company entered into a Service Agreement with Sandberg International Limited to provide investor relations for the Company. For such services, Sandberg International receives $500 per month, and on November 10, 2014, was issued 125,000 shares of common stock of the Company, Class A warrants to purchase 125,000 shares of common stock exercisable at $0.15 per share and a Class B warrant to purchase 125,000 shares of common stock exercisable at $0.25 per share.  The agreement shall continue until either party notifies the other that it desires to terminate the agreement on 30 days’ written notice.

On December 2, 2014 Biere Brisset International Inc.,  a wholly owned subsidiary of the Company (“BBII”), entered into a five-year manufacturing and distribution agreement with 90127-2021 Quebec Inc., a Quebec company doing business as Breuvages Blue Spike (“Blue Spike pursuant to which Blue Spike has the exclusive right to manufacture, distribute and sell BBII’s Broken7 beer in certain designated networks in the following Canadian provinces and U.S. states: Newfoundland, Prince- Edward Island, New Brunswick, Nova Scotia, Quebec, Ontario, Maine, New Hampshire, Vermont, New York, Massachusetts, Connecticut, Rhode Island, New Jersey, Pennsylvania, Ohio, Michigan, Illinois, Indiana, Kentucky, West Virginia, Virginia, Washington DC, Delaware, Maryland. The Company granted Blue Spike a right of first refusal to act as exclusive agent for the distribution and sale of its products in other new territories.

Subject to Blue Spike’s approval, the  Company may sell products manufactured by Blue Spike in the Company’s own distribution network. Products sold within the Company’s own distribution network are subject to higher margins for the Company.  The Company is responsible, at its expense, for the marketing and promotion of Broken7, and has agreed to invest 25% of the gross margin of its products for marketing and advertising.

The Company granted Blue Spike a right of first refusal if the Company sells or transfers all or a portion of its rights in its brands. If the Company is sold during the term of the agreement, the Company is obligated to pay Blue Spike 2.5% of the purchase price for every $250,000 of product sales, up to $5 million but not to exceed 50% of the sale price. The agreement also provides for various payment returns to Blue Spike if the Company is sold when the agreement is no longer in effect, depending on when and why the agreement is no longer in effect. The agreement will automatically renew for an additional five-year term unless either party notifies the other of its intention not to renew 180 days prior to the expiration of the initial term.

On March 1, 2015, BBII entered into a five-year manufacturing and distribution agreement (the “CBB Agreement”) with La Compagnie de Biere Brisset, Inc. (“CBB”), a specialty brewer, to help bring to market and test new line extensions for beer brands owned by the Company.  The CBB Agreement grants CBB the right to manufacture Broken7 beer in accordance with certain minimum and production capacities set forth in the Agreement. Proceeds, if any, from the sale of BBI products will be retained by CBB as compensation for its services.  Unless earlier terminated by BBII’s bankruptcy, insolvency or sale of its business or assets or the gross misconduct or negligence of CBB, the Agreement will automatically renew for an additional five-year term unless either party notifies the other of its intention not to renew 180 days prior to the expiration of the initial term.

Industry Background

Based on the most recent data available, Statistics Canada, from 1999 to 2009, sales of goods manufactured by the Canadian brewery industry increased from approximately $4,054.9 million to $4,671.2 million, a 15.2% increase.

According to the Canadian government’s department of Agriculture and Agri-food Canada, the Canadian domestic market is the industry’s main sales channel, with 87.4% of Canadian beer sales in 2009. Domestic market penetration has been on a steady decline since 1999, when sales of domestic beer accounted for 94.3% of the Canadian beer market. According to the Quebec Association of Microbrewers, the number of brew pubs and microbreweries in Quebec has increased dramatically, from 31 in 2002 to 122 in 2014.

According to the latest statistics from the Brewers Association, U.S., , craft beer sales volume increased 17.6% to 21.7 million barrels of beer in 2014 over 2013, reaching 11% of the total market share of beer sales.  The craft beer market reached $19.6 billion, which represents dollar sales growth of 22% in 2014 over 2013.  In terms of U.S. beer production volume, craft beer increased 18% in 2014 over 2013, and the number of craft breweries increased 19.4% to 3,418 in 2014 over 2013.

Small and independent American craft brewers also contributed $33.9 billion to the U.S. economy in 2012. The figure is derived from the total impact of beer brewed by craft brewers as it moves through the three-tier system (breweries, wholesalers and retailers), as well as all non-beer products like food and merchandise that brewpub restaurants and brewery taprooms sell.

The craft beer industry also provided more than 360,000 jobs, with 108,440 jobs directly at breweries and brewpubs, including serving staff at brewpubs.

Business Strategy

We brew, market and sell a craft beer brand called Broken7, which is brewed in Quebec, Canada.  The two types currently available are Broken7 Blonde Ale and Broken7 IPA. Craft beer is defined as a beer with a distinctive flavor, produced in small quantities and distributed in a particular region.

The central elements of our business strategy include:

•	Develop great tasting beers with vintage labels inspired by Kölsch Pilsners and American-style India Pale Ales.
•	Engage our contract brewer to produce, bottle, distribute, and label our Broken7 products, which allows us to focus on sales and marketing.
•	Target retail chains, grocery outlets, independent craft beer stores, and on-premise accounts.
•	Implement an aggressive retail distribution program focused on approximately 1,500 stores across Quebec.
•	Display and promote Broken7 in retail chains that make our products accessible to consumers.
•	Access independent craft beer stores and negotiate premium fridge shelf position to attract consumer attention.
•	Activate the brand in on-premise market campaigns.
•	Promote the brand through social media.
•	Participate in Quebec’s beer festivals to promote the brand and connect with the target consumer.
•	Strategically price Broken7 products at a premium level to give the retailers stronger margins to push and create promotions.

Brand Overview

The naming of our flagship brand Broken7 is based on a sports analogy with the number 7 representing the seventh member of a sports team.  We market Broken7 to consumers by using the strong connections between the brewing and sports industries.

Broken7 Blonde Ale is an ale inspired by the Kölsch beers of Cologne, Germany.  It uses Pilsner toasted wheat, carafoam malt, and Halertau hops. We believe it is an easy drinking craft beer packaged with a vintage label that appeals to consumers.

Broken7 IPA is an India Pale Ale brewed in the American style.  It uses Cascade, Chinook, and Citra hops, and Canadian Two Row and Crystal 75 malts.  We believe that the result is a smooth and bitter IPA that is well-balanced, and full of character.  Like the Blonde Ale, it is packaged with a vintage label that we believe appeals to consumers.

Operations

Brewing Facilities

We do not intend to have our own brewery.  Our strategy is to hire contract brewers.

On December 2, 2014, the Company entered into a manufacturing and distribution agreement with Blue Spike, which grants Blue Spike the exclusive right to manufacture and act as its agent to distribute and sell its Broken7 bottled beer products in certain designated Canadian provinces and nineteen states in the U.S.

On March 1, 2015, the Company entered into a manufacturing and distribution agreement with CBB to help bring to market and test new beer recipes. Proceeds, if any, from the sale of the  our beers are retained by CBB as compensation for its services.

We believe that by using contract brewers to produce, bottle, distribute, and label Broken7 bottled products, we will be able to reach initial sales much earlier and with less initial capital investment than if we had built our own brewing plant.  Hiring contract brewers has also allowed us to focus our efforts on sales and marketing of our brand.

Packaging

We currently sell Broken7 Blonde Ale in 500 milliliter bottles and 50-liter kegs.  We also sell Broken7 IPA in 500 milliliter bottles and we are testing new Broken7 recipes in 50-liter kegs.  In the future, we have plans to distribute Broken7 products in 473-milliliter cans.

Quality Control

Our quality control panel meets at the time each brew is complete.  The panel tastes each batch to ensure we deliver the best beer we can. The panel consists of three experienced brewers, our president and a representative of the contract brewer.

Ingredients and Raw Materials

Broken7 Blonde Ale is an ale inspired by the beers of Cologne Germany, it uses Pilsner toasted wheat, carafoam malt, and Halertau hops. Broken7 IPA is an American-style India Pale Ale that uses Cascade, Chinook, and Citra hops and Canadian Two Row and Crystal 75 malts.  The Company has contracted out services to a contract brewer who is responsible for acquiring the ingredients and raw materials for the two beers we sell. The Company has also contracted out services to another contract brewer who is responsible for acquiring the ingredients and raw materials and for the recipes that we test.

Distribution

In the province of Quebec the distribution system is direct from the brewery to the retailer. With limited exceptions, all brewers in the United States are required to sell their beers to independent wholesalers, who then sell the beers to retailers. The Company contracts out services to Blue Spike for brewing, labeling and distribution of our bottled products.  Blue Spike delivers beer to vendors on behalf of the Company, collects the proceeds from sale, and then pays the Company the respective commission.  Broken7 is currently sold in Quebec, Canada.

Sales and Marketing

We have five main marketing programs for Broken7.

Online. We believe that our online communications program increases Broken7’s visibility to consumers.  The purpose of the online communication program is to direct consumers to the Broken7 website. The website includes a store locator that informs consumers of the closest retailer that carries Broken7. The web site also hosts an online shop that offers t-shirts, hats, glasses and many other branded materials. We also use social media to communicate information, events, pictures, videos and other brand relevant information to consumers.

Events. We promote Broken7 at on-premise events such as “happy hour” where consumers and on-premise staff will have the opportunity to learn and sample Broken7 products.  In addition, we participate in Quebec’s major beer festivals in order to directly connect with consumers to build brand awareness and consumer relationships.

Ambassador Program. We have established relationships with key influencers in the province of Quebec to represent the spirit of the brand.  Key influencers are individuals who attend industry events and promote the Broken7 brand at on-premise locations.

In-store promotion. The Company has contracted out services to a contract brewer who is responsible for brewing, bottling, labelling and distributing Broken7 bottled products. With the help of our contract brewer we distribute Broken7 in retail stores, in Quebec, Canada. Such stores may have periodic promotions such as in-store displays, contest promotions, and price incentives.

Test product promotion.  The Company has contracted out services to a contract brewer to help bring to market and test new recipes for Broken7 in 50 litre kegs.  With the help of our contract brewer we promote and test new recipes with our consumers to evaluate drinker interest.

Seasonality

Our sales generally reflect a degree of seasonality, with the first and fourth quarters exhibiting low sales levels compared to the second and third quarters.

Competition

We compete in the craft brewing market as well as in the much larger alcoholic beverage market, which encompasses domestic and imported beers, flavored alcohol beverages, spirits, wine and ciders.

The craft beer segment is increasingly competitive due to the proliferation of small craft brewers, including contract brewers, and the large number of products offered by such brewers. Craft brewers have also encountered more competition as their peers expand distribution. Competition also varies by regional market. Depending on the local market preferences and distribution, we expect to encounter strong competition from microbreweries, regional specialty brewers and several national craft brewers that include Sleeman Unibroue, McAuslan and Brasseurs du Nord. Because of the large number of participants and number of different products offered in this segment, the competition for packaged product placements and especially for draft beer placements has intensified. Also many brewers will have greater financial and other resources than we have. We believe our competitive advantages include attractive labeling and bottle design, social media communication, and promotional events where samples of Broken7 are made available.

We also compete against imported brands, such as Heineken, Corona Extra and Guinness which have significantly greater financial resources than we have. Although imported beers currently account for a greater share of the Canadian and U.S. beer market than craft beers, we believe that craft brewers possess certain competitive advantages over some importers, including lower transportation costs, no importation costs, proximity to and familiarity with local consumers, product freshness, eligibility for lower federal excise taxes and absence of currency fluctuations.

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

We have a contract brewing agreement with a contract brewer.  The contract brewers assume the responsibility to abide by all national and regional regulations.  Our management works with the contract brewer to ensure we are in compliance with all regulations.

Intellectual Property

We have obtained Canadian trademark registration on our flagship brand Broken7.  We hope to obtain trademark registration for Broken7 in other countries in the future.

We believe that our Broken7 brand has substantial value and is an important factor in the marketing of our products. We are not currently aware of any infringing uses that will affect the development of our business or any prior claim to the trademarks that would prevent us from using our trademarks in our business.

Employees

We currently have one employee,  Stephane Pilon, who is a full-time employee. Our other officer and director provides planning and organizational services for us on a part time basis.

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

Risk Factors Relating to Our Company

1.           Our independent auditor has issued a going concern opinion after auditing our May 31, 2015 financial statements.  Our ability to continue is dependent on our ability to raise additional capital and our operations could be curtailed if we are unable to obtain required additional funding when needed.

We will be required to expend substantial amounts of working capital in order to market, distribute and sell our Broken7 brand of craft beer. Our operations were funded entirely from capital raised from our private offering of securities from May 2010 through May 2015. From September 2014 to May 31, 2015, we only generated $35,766 in revenues. We will continue to require additional financing to execute our business strategy.  We are currently dependent on external sources of financing for the foreseeable future, of which we have no commitments. Our failure to raise additional funds in the future will adversely affect our business operations, and may require us to suspend our operations, which in turn may result in a loss to the purchasers of our common stock. We are dependent on our ability to attract and receive additional funding from either the sale of securities or outside sources such as private investment or a strategic partner. We currently have no firm agreements or arrangements with respect to any such financing and there can be no assurance that any needed funds will be available to us on acceptable terms or at all. The inability to obtain sufficient funding of our operations in the future could restrict our ability to grow and reduce our ability to continue to conduct business operations. For the year ended May 31, 2015, we incurred a net loss of $122,397 and used cash in operations of $111,300.  After auditing our May 31, 2015 financial statements, our independent auditor issued a going concern opinion and our ability to continue is dependent on our ability to raise additional capital. If we are unable to obtain necessary financing, we will likely be required to curtail our development plans which could cause us to become dormant. Any additional equity financing may involve substantial dilution to our then existing stockholders.

2.           We are an early stage company with limited operating history in craft brewing and to date we have focused primarily on establishing our operations, all of which raises substantial doubt as to our ability to successfully develop profitable business operations and makes an investment in our common shares very risky.

We are an early stage company and we have produced and sold limited quantities of craft beer from our current operations.  Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a business in the craft brewing industry.  We began generating revenues from operations in September 2014 and have been focused on start-up and fund raising activities. Since we have generated limited revenues, we will have to raise additional capital to fund our operations for the next twelve months, which we may do through loans from existing shareholders, the sale of our equity securities or a strategic arrangement with a third party in order to continue our business operations.  However, we currently do not have any agreements with potential lenders or strategic arrangements in place. There is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including:

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

To achieve profitable operations, we must, alone or with others, successfully execute on the factors stated above.  If we are not successful in executing any of the above stated factors, our business will not be profitable and may lose revenue, which makes our common stock a less attractive investment and may harm the trading of our common stock, if a market ever develops.

3.           We have only generated limited revenues to date. Unless and until our craft beer brewing, distribution and sales program is successful in achieving profitable operations, we will need to raise a substantial amount of additional capital in order to fund our operations for the next twelve months and in order to execute our business plan.  If the prospects for our business plan are not favorable or the capital markets are tight, we would not be able to raise the necessary capital and we will not be able to execute our business plan, which would likely cause shares of our common stock to become worthless.

As of May 31, 2015, our cash on hand was $35,110. Despite the closing of 3 separate financings on January 9, February 27, 2015, and May 15, 2015 for total gross proceeds of $74,500, we will require additional funds to achieve our current business strategy and our inability to obtain additional financing will interfere with our ability to develop our business. Current cash on hand is insufficient to fund all of our anticipated operating needs for the next twelve months. As we have not yet generated enough revenues to successfully achieve profitable operations, we will require substantial additional capital to fund our operations for the next twelve months and in order to pursue our business plan.  Because we currently generate limited cash flow from operations we need to raise additional capital, which may be in the form of loans from current shareholders and/or from public and private equity offerings.  Our ability to access capital will depend on our success in implementing our business plan.  It will also be dependent upon the status of the capital markets at the time such capital is sought.  Any such financing may not be on favorable terms and may be dilutive to current shareholders.  Should sufficient capital not be available, the development of our business plan could be delayed and, accordingly, the implementation of our business strategy would be adversely affected. In such event it would not be likely that investors would obtain a profitable return on their investments or a return of their investments at all.

4.           We are heavily dependent on contracted third parties.  The inability to identify and obtain and maintain the services of third party contractors would harm our ability to execute our business plan and continue our operations until we found a suitable replacement.

We do not have our own brewing facilities.  We rely on third parties to contract brew and distribute our craft beer and to test new craft beer recipes.  We are dependent on the continued services of third parties to brew our beer.  Our success is also heavily dependent on our ability to attract and retain experienced sales and marketing staff.  If we were unable to obtain and maintain the services of third party contractors to brew and distribute our craft beer, our ability to execute our business plan would be harmed and we may be forced to cease operations until such time as we could hire suitable contractors.

5.           Manufacturing prices of Broken7 bottled products can increase significantly which could erode operating margins, and adversely impact financial results.

The cost of producing Broken7 bottled products by our contract brewer can increase significantly based on a number of factors which can include but are not limited to fermentation time, daily capacity, minimum orders and the equipment used by Blue Spike for the manufacturing of products, as well as the costs of raw materials and ingredients used for the brewing and bottling process.  Our manufacturing and distribution agreement states that an increase in the cost of any raw material will be effective on the Company’s products manufactured by Blue Spike from the date of implementation of the price change by Blue Spike’s suppliers.  This can result in a sudden increase in costs which could erode operating margins and adversely impact our financial results.

6.           Our third party contract brewer also produces beer for our competitors which leads to conflict of interest.

We do not have exclusivity with the brewer with which we contract and such brewer also produces beer for our competitors.  As a result, there may be times in the future where our current or future contract brewers elect to brew our competitors’ beer rather than ours.  This situation may arise if our contract brewers are confronted with capacity issues.  While we intend on monitoring our contract brewers’ ability to fulfill their obligations to us we cannot guarantee that conflicts will not arise in the future.  If such a conflict resulted in our contract brewers not supplying us with sufficient volume of our product to meet our sales obligations we would be faced with a number of operational tasks, including establishing and maintaining our own brewing facilities or sourcing another contract brewer.  Such an undertaking would require significant effort and substantial time to complete, during which the distribution of our products could be impaired.

7.           If we are unable to gauge trends and react to changing consumer preferences in a timely manner, our sales and market share will decrease.

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

8.           Increased competition could adversely affect sales and results of operations.

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

9.           Our business is sensitive to reductions in discretionary consumer spending.

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

10.           Changes in consumer preferences or public attitudes about alcohol could decrease demand for our products.

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

11.           We are subject to governmental regulations affecting our business.

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

12.           The craft beer business is seasonal in nature, and we are likely to experience fluctuations in results of operations and financial condition.

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

13.           Changes in laws regarding distribution arrangements may adversely impact our operations.

Governmental authorities may enact legislation that significantly alters the competitive environment for the beer distribution industry. Any such change in the competitive environment could have an adverse effect on our future sales and results of operations.

14.           We may experience a shortage of kegs necessary to test recipes and distribute draft beer.

We test recipes and distribute our draft beer in kegs that are owned by us as well as leased from a third-party vendor. During periods when we experience stronger sales, we may need to rely more on leased kegs from third-party vendors to address the additional demand. If shipments of draft beer increase, we may experience a shortage of available kegs to fill sales orders. If we cannot meet our keg requirements through either lease or purchase, we may be required to delay some draft shipments. Such delays could have an adverse impact on sales and our relationships with wholesalers.

15.           We are currently focused on the brewing, selling and marketing of a single brand of craft beer. Our advertising and promotional investments may not be effective.

Our craft beer efforts are currently focused on a single brand of craft beer, Broken7.  The brewing, distributing and selling of a new craft beer is extremely risky. We can provide investors with no assurance that Broken7 will ever establish itself in the marketplace nor can we provide any assurance that we will ever establish profitable operations.  Few brands of craft beer are ever ultimately profitable and seldom result in successful brands. We have made, and expect to continue to make, significant advertising and promotional expenditures to enhance our brand. These expenditures may not result in higher sales volume and may adversely affect the Company’s results of operations in a particular quarter or even for the full year. Furthermore, we can provide investors no guarantee that these expenditures will be effective in building brand equity or growing long-term sales. If our advertising and promotional investments fail, any money spent on brand development would be lost, which may have a material adverse effect on the Company’s results of operations, cash flows and financial position.

16.           We may fail in our efforts to develop, test, and bring to market new line extensions for Broken7.

We currently test brew different beer recipes to evaluate drinker interest through our manufacturing and distribution agreement with CBB.  We can provide investors with no assurance that these recipes will appeal to consumers nor can we provide assurance that they will ever be produced commercially. Very few recipes of craft beer ever ultimately reach the commercial development stage. If we fail in our efforts to develop, test, and bring to market new line extensions for Broken7, any money spent on development would be lost, which may have a material adverse effect on the Company’s results of operations, cash flows and financial position.

17.           We may not be able to compete with current and potential craft beer companies, most of whom have greater resources and experience than we do in developing craft beer brands.  As a result, we may fail in our ability to develop our business.

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

18.           Both of our officers and directors own and operate competing craft beer businesses.  Their other activities may involve a conflict of interest with regard to business opportunities for our company.

Our officers and directors are not required to work exclusively for us.  In fact, both of our officers and directors own and operate other craft beer companies.  Therefore, it is possible that a conflict of interest with regard to them presenting business opportunities to our Company may occur.  Also, due to the competitive nature of the craft beer business, the potential exists for conflicts of interest to occur from time to time that may adversely affect our business interests.  Both of our officers and directors may have a conflict of interest in helping us identify and access to markets, personnel, investments or other business opportunities that the other companies they own may have an interest.  As a result, a business opportunity that may benefit our business may not be brought to our attention as that opportunity may be presented to one of their other companies.

19.           Since our officers and directors work part-time for other companies, their other activities for those other companies may involve a conflict of interest with regard to the amount of time they dedicate to our business.

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

20.           Because we have not yet adopted a code of ethics, our stockholders may have limited protections against wrongdoing and unethical conduct by our senior officers.

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

21.           Our principal shareholders own a controlling interest in our voting stock and investors will not have any voice in our management, which could result in decisions adverse to our general shareholders.

Our principal shareholders who are also our only officers and directors beneficially own collectively approximately 47.2% of our outstanding common stock.   As a result, these shareholders will have the ability to control substantially all matters submitted to our stockholders for approval including:

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

22.           We have one employee, our principal executive officer, who will work approximately thirty hours per week on our business.  Consequently, we may not be able to monitor our operations and respond to matters when they arise in a prompt or timely fashion.  Until we have additional capital or generate more than limited revenue, we will have to rely on consultants and service providers, which will increase our expenses and increase our losses.

We have one employee, our principal executive officer, who will work on our business thirty hours per week. We have a limited ability to monitor our operations, as well as a limited ability to respond to inquiries from third parties, such as regulatory authorities or potential business partners. Though we may rely on third party service providers, such as accountants and lawyers, to address some of our matters, until we raise additional capital or generate more than limited revenue, we will have to rely on consultants and third party service providers to monitor our operations, which will increase our expenses and may have a negative effect on our results of operations.

RISK FACTORS RELATING TO OUR COMMON STOCK

23.           We may, in the future, issue additional common stock, which would reduce investors’ percent of ownership and may dilute our share value.

Our Articles of Incorporation authorizes the issuance of 500,000,000 shares of common stock, par value $.0001 per share, of which 3,265,500 shares are currently issued and outstanding. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

24           Our principal shareholders may decide to sell their shares in the Company, reducing the price you may receive upon a sale.

Our principal shareholders, who are also our only officers and directors, beneficially own approximately 47.2% of our outstanding common stock.  If and when they sell their shares in the market, such sales by our principal shareholders within a short period of time could adversely affect the market price of our common stock if the marketplace does not orderly adjust to the increase in the number of shares in the market. This will result in a decrease in the value of your investment in the Company.

25           Our common stock is subject to the "penny stock" rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

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

26.           Because we do not intend to pay any cash dividends on our shares of common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them at a price higher than that which they initially paid for such shares.

27.           Currently there is no public market for our securities, and there can be no assurances that any public market will ever develop and if a market develops it is likely to be subject to significant price fluctuations.

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

28.           If a market develops for our shares, sales of our shares relying upon Rule 144 may depress prices in that market by a material amount.

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

29.           We may be exposed to potential risks resulting from requirements under Section 404 of the Sarbanes-Oxley Act of 2002.

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

30.           Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protections against interested director transactions, conflicts of interest and similar matters.

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

31.           The costs to meet our reporting and other requirements as a public company subject to the Exchange Act of 1934 are substantial and may result in us having insufficient funds to expand our business or even to meet routine business obligations.

As a public company subject to the reporting requirements of the Exchange Act of 1934, we incur ongoing expenses associated with professional fees including for accounting, legal and other expenses related to annual and quarterly reports and proxy statements and other SEC filings. We estimate that these costs will range up to $34,200 per year for the next few years and will be higher if our business activity increases. As a result, we may not have sufficient funds to grow our operations.

Item 1B.   Unresolved Staff Comments

There are no unresolved staff comments.

Item 2.   Description of Properties

Corporate Office

We do not own any real property. We currently maintain offices on a shared basis at 8275 S. Eastern Avenue, Suite 200, Las Vegas, Nevada, 89123 pursuant to lease for $150 per month which expires in October 2015. In addition, our head office is located at 370 Guy Street, Suite G9, Montreal, Quebec, H3J 1S6.  We are able to use this office space free of charge as it is the office space we share with the offices of other businesses owned by our principal executive officer. Management believes that our office space is suitable for our current needs.

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

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

There has been no market for our securities. Our common stock is not traded on any exchange or on the over-the-counter market. Effective July 24, 2014 the Company received approval from FINRA under the symbol BBII.OB for our common stock to be eligible for trading on the Over The Counter Bulletin Board. However, a market has not yet developed.  There is no assurance that a trading market will develop, or, if developed, that it will be sustained.

Security Holders

As of September 2, 2015, there were approximately 41 holders of record of the Company’s common stock.

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

Item 7.   Management’s Discussion and Analysis or Plan of Operation

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also forward-looking statements which involve risks and uncertainties and assumptions. Because forward-looking statements are inherently subject to risks and uncertainties, our actual results may differ materially from the results discussed in the forward-looking statements. The following discussion and analysis of financial condition and results of operations of the Company is based upon, and should be read in conjunction with, the audited financial statements and related notes elsewhere in this Annual Report on Form 10-K.

Overview

Until April 2014 we were engaged in the acquisition and exploration of oil and gas properties.

We are currently engaged in developing our business to brew, distribute, market and sell a single brand of craft beer called Broken7.

Our initial plan is to brew, market and sell the craft beer in Quebec, Canada.  We hope in the future to expand the brand into Eastern Canada, with a focus on the province of Ontario and eventually market our product in the U.S., subject to obtaining sufficient funding and resources to develop and expand our business.

Results of Operations

The Year Ended May 31, 2015 compared to the Year Ended May 31, 2014

Revenues

The Company recognized $35,766 in commission revenue for the year ended May 31, 2015 which represented commissions paid to the Company under the Blue Spike manufacturing and distribution agreement The Company did not generate any revenues in the year ended May 31, 2014.

Net Loss

For the year ended May 31, 2015 our net loss was $122,397 compared to $970,533 for the year ended May 31, 2014.

Operating Expenses

Total operating expenses were $158,163 in the year ended May 31, 2015 compared to $42,214 in the year ended May 31, 2014. The increase was primarily due to the start of operations of the craft beer business in September, 2014.  Operating expenses for the year ended May 31, 2015 were $52,038, which comprised of advertising and promotion of $32,115, commissions of $2,635, management fee of $12,918, travel of $3,660 and miscellaneous of $710. .  Professional fees and expenses were $57,046 in the year ended May 31, 2015 compared to $28,780 in the year ended May 31, 2014.  The higher professional fees in 2015 were the result of the Company incurring increased legal fees relating to its change of business and due to investor relations.  Office and sundry increased to $34,580 in the year ended May 31, 2015 from $11,613 in the year ended May 31, 2014 due to higher SEC filing fees, transfer agent fees and general office expenses in fiscal 2015 compared to fiscal 2014.  The Company paid $12,576 in management and director fees during the year ended May 31, 2015 and made no such payments during the year ended May 31, 2014.  The increase was due to the commencement of compensation paid to the Company’s principal executive officer in November, 2014 while in the year ended May 31, 2014, the Company’s officers and directors agreed to forgo such compensation.

Other Expense

In the year ended May 31, 2014 the Company incurred an added expense of $928,319 as a result of discontinuing operations in the oil and gas industry.  Due to the discontinued operations, we wrote-down all of our oil and gas properties, net of liabilities, which consisted of assets of $1,015,408, accounts payable and accrued liabilities of $76,565, asset retirement obligation of $11,374, and  accretion expense of $850 recorded prior to discontinuing operations.

Liquidity and Capital Resources

We had a cash balance of $35,110 and working capital of $19,799 at May 31, 2015.  Net cash used in operating activities during the year ended May 31, 2015 was $111,300 compared to $27,317 during the year ended May 31, 2014.  Although the net loss for the year ended May 31, 2015 was $122,397 compared to $970,533 for the year ended May 31, 2014, a significant portion of the 2014 net loss was due to the write down of oil and gas property interests of $928,319 during the year ended May 31, 2014.  In addition, in the year ended May 31, 2015 we had net inflows of 3,503 from changes in accounts payable and accrued liabilities and a net inflow of $3,621 in changes to related parties compared to net inflows from changes in the amount due under the intangible asset purchase agreement of $12,500 and accounts payable and accrued liabilities of $1,075 in the year ended May 31, 2014.  There were financing activities of $129,500 received from the issuance of common stock during the year ended May31, 2015 while $15,000 was received from the issuance of common stock during the year ended May 31, 2014.  There were no investing activities for the year ended May 31, 2015 while net cash used in investing activities for the year ended May 31, 2014 was $25,000 which was related to the acquisition of intangible assets.

Between August 2011 and May 2015, the Company has raised a total of $975,500 through the issuance of shares of common stock, which shares were offered by the Company pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.  The funds received from these financings were used primarily to fund the Company’s portion of drill programs under the Farmout Agreement and for general working capital purposes. However, even with these financings, current cash on hand is not sufficient to fund all of the Company’s requirements for the next twelve months.

We believe that we will need approximately $141,000 to fund our operations for the next 12 months. We may seek to raise additional funding that we require in the form of equity financing from the sale of our common stock.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our operations.  We currently do not have any agreements or arrangements in place for any future equity financing.

Going Concern Consideration

The Company has realized only limited revenue from its oil and gas operations and has since abandoned those interests and is currently focusing on developing a craft brewing business.  During the year ended May 31, 2015, the Company incurred a net loss of $122,397.  Since inception on May 11, 2010, the Company has an accumulated deficit of $1,349,918 to May 31, 2015. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

We will be required to expend substantial amounts of working capital in order to brew, distribute and market our Broken7 brand of craft beer.  Our operations to date have been funded entirely from capital raised from our private offering of securities from May 2010 through May 2015. We are entirely dependent on our ability to attract and receive additional funding from either the sale of securities or outside sources such as private investment or a strategic partner. We currently have no firm agreements or arrangements with respect to any such financing and there can be no assurance that any needed funds will be available to us on acceptable terms or at all. The inability to obtain sufficient funding of our operations in the future will restrict our ability to grow and reduce our ability to continue to conduct business operations. Our failure to raise additional funds will adversely affect our business operations, and may require us to suspend our operations, which in turn may result in a loss to the purchasers of our common stock.  After auditing our May 31, 2015 financial statements, our independent auditor issued a going concern opinion and our ability to continue is dependent on our ability to raise additional capital. If we are unable to obtain necessary financing, we will likely be required to curtail our development plans which could cause us to become dormant. Any additional equity financing may involve substantial dilution to our then existing stockholders.

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

A detailed summary of all of the Company’s significant accountings policies and the estimates derived therefrom is included in Note 3 to the Company’s Consolidated Financial Statements for the year ended May 31, 2015. While all of the significant accounting policies are important to the Company’s consolidated financial statements, the following accounting policies and the estimates derived therefrom have been identified as being critical:

Intangible Assets;
Revenue Recognition;
Impairment of Long-lived Assets;
Income taxes;
Foreign currency translation;

Intangible assets

Pursuant to its agreement with Scenario A, the Company has acquired all rights to Broken7, a craft beer to be brewed in Quebec, Canada.  The assets acquired consist of indefinite life intangible assets only as no inventory or other assets were acquired.  The Company accounts for this assets under ASC No. 350, Intangibles—Goodwill and Other which states that goodwill and intangible assets with indefinite useful lives should not be amortized, but instead tested for impairment at the reporting unit level at least annually or more frequently if circumstances indicate possible impairment. The Company tests for impairment annually in the fourth quarter of the fiscal year. If impairment exists, a write-down to fair value (measured by discounting estimated future cash flows) is recorded.

Revenue recognition

Revenue from the Company’s craft beer business is in the form of commissions.  The Company has contracted out services to a single supplier, Blue Spike, for brewing, labeling and distribution.  The contract in place stipulates that the supplier will deliver beer to vendors on behalf of the Company, collect the proceeds from sales, and then pay the Company the respective commission.  Revenue will be recorded at the time of delivery to the customer.  The method of calculating and the amount of the commission payable to the Company is still being negotiated.

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

Foreign Currency Translation

The functional currency of the Company at May 31, 2015 is the Canadian dollar. Transactions that are denominated in a foreign currency are re-measured into the functional currency at the current exchange rate on the date of the transaction. Any foreign currency denominated monetary assets and liabilities are subsequently re-measured at current exchange rates, with gains or losses recognized as foreign exchange losses or gains in the statement of operations. Nonmonetary assets and liabilities are translated at historical exchange rates. Expenses are translated at average exchange rates during the period. Exchange gains and losses are included in statement of operations for the period.

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

Consolidated Financial Statements

May 31, 2015

(in US Dollars unless otherwise indicated)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Brisset Beer International Inc.
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Brisset Beer International Inc. as of May 31, 2015 and 2014, and the related statements of operations, comprehensive income, stockholders’ deficit, and cash flows for each of the years in the two-year period ended May 31, 2015. Brisset Beer International Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brisset Beer International Inc. as of May 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended May 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is an early stage Company with limited operations and resources, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ZBS Group LLP
Plainview, New York

August 26, 2015

BRISSET BEER INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	May 31,	May 31,
	2015	2014
	$	$
ASSETS
Current Assets
Cash	35,110	15,652
Trade and Other Receivables	13,050	1,418
Prepaid Expenses	695	300

Total Current Assets	48,855	17,370
Goodwill (note 6)	25,000	25,000

Total Assets	73,855	42,370

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	25,435	9,432
Due to Related Parties	3,621	–
Amount Due Under Goodwill Purchase Agreement	–	12,500

Total Current Liabilities	29,056	21,932

Stockholders' Equity
Common Stock, Par Value $.0001
Authorized 500,000,000 shares,
3,200,500 and 2,120,500 shares issued and outstanding at
May 31, 2015 and 2014 respectively	320	212
Paid-In Capital	1,322,054	1,236,788
Warrants	69,126	9,000
Accumulated Deficit	(1,349,918)	(1,227,521)
Accumulated other Comprehensive Income	3,217	1,959

Total Stockholders' Equity	44,799	20,438

Total Liabilities and Stockholders' Equity	73,855	42,370

The accompanying notes are an integral part of these financial statements.

BRISSET BEER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended May 31,

	2015	2014
	$	$

Revenues
Commission Revenue	35,766	–

Expenses
Operating Expenses	52,038	–
Professional Expenses	57,046	28,780
Office and Sundry	34,580	11,613
Rent	1,923	1,821
Management and Directors’ Fees	12,576	–
Total Expenses	158,163	42,214
Net Loss From Operations	(122,397)	(42,214)

Other Income (Expenses)
Loss from Discontinued Operations (note 5)	–	(928,319)
Net Other Income (Expenses)	–	(928,319)

Net Loss	(122,397)	(970,533)
Basic and Diluted loss per share
Continuing Operations	(0.04)	(0.04)
Discontinued Operations	–	(0.93)
Weighted Average Shares Outstanding	2,720,788	1,002,692

Net Loss	(122,397)	(970,533)
Other Comprehensive (Loss) Income
Translation to US dollar presentation currency	1,258	1,892
Comprehensive Loss	(121,139)	(968,641)

The accompanying notes are an integral part of these financial statements.

BRISSET BEER INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Accumulated
					Other
	Common Stock		Paid-In		Comprehensive	Accumulated
	Shares	Par Value	Capital	Warrants	Income (Loss)	Deficit	Total
		$	$	$	$	$	$

Balance at May 31, 2013	620,500	62	1,230,938	—	67	(256,988)	974,079

Issuance of common stock at $0.01 per share, February 26, 2014	1,500,000	150	5,850	9,000	—	—	15,000
Comprehensive income for the year	—	—	—	—	1,892		1,892
Net Loss	—	—	—	—	—	(970,533)	(970,533)

Balance at May31, 2014	2,120,500	212	1,236,788	9,000	1,959	(1,227,521)	20,438

Issuance of common stock at $0.10 per share, August 12, 2014	550,000	55	20,092	34,853	–	–	55,000
Issuance of common stock for services rendered, November 10, 2014	125,000	13	12,487	3,500	–	–	16,000
Issuance of common stock at $0.15 per share, January 9, 2015	130,000	13	14,117	5,370	–	–	19,500
Issuance of common stock at $0.20 per share, February 27, 2015	135,000	13	18,935	8,052	–	–	27,000
Issuance of common stock at $0.20 per share, May 15, 2015	140,000	14	19,635	8,351	–	–	28,000
Comprehensive income for the period	–	–	–	–	1,258	–	1,258
Net loss for the period	–	–	–	–	–	(122,397)	(122,397)

Balance at May 31, 2015	3,200,500	320	1,322,054	69,126	3,217	(1,349,918)	44,799

The accompanying notes are an integral part of these financial statements.

BRISSET BEER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended May 31,
	2015	2014
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	(122,397)	(970,533)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities
Units issued for services	16,000	–
Write-down of oil and gas property interests	–	928,319
Changes in Operating Assets and Liabilities
Trade and Other Receivables	(11,632)	(333)
Prepaid expenses	(395)	1,655
Accounts payable and accrued liabilities	3,503	1,075
Amount due under goodwill purchase agreement	-	12.500
Due to related parties	3,621	–
Net Cash Used in Operating Activities	(111,300)	(27,317)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of goodwill	–	(25,000)
Net Cash Used in Investing Activities	–	(25,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	129,500	15,000
Net Cash Provided by Financing Activities	129,500	15,000
Effect of exchange rate changes on cash	1,258	1,892

Net (Decrease) Increase in Cash and Cash Equivalents	19,458	(35,425)
Cash and Cash Equivalents at Beginning of Year	15,652	51,077
Cash and Cash Equivalents at End of Year	35,110	15,652

The accompanying notes are an integral part of these financial statements.

BRISSET BEER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

For the Years Ended May 31,
	2015	2014
	$	$
SUPPLEMENTARY INFORMATION
Cash paid during the year for:
Interest	—	—
Income taxes	—	—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING INFORMATION

Accounts payable related to acquisition of oil and gas property interests	—	—

The accompanying notes are an integral part of these financial statements.

NOTE 1 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which assumes that Brisset Beer International, Inc. (the “Company”) will continue its operations for the foreseeable future and contemplates the realization of assets and the settlement of liabilities in the normal course of business.

The Company commenced its craft brewing activities in September 2014.  During the year ended May 31, 2015, the Company incurred a net loss of $122,397, negative cash flow from operations of $111,300, and an accumulated deficit of $1,349,918 to May 31, 2015.  These conditions indicate the existence of a material uncertainty that may cast substantial doubt as to the ability of the Company to meet its obligations as they come due.

We will be required to expend substantial amounts of working capital in order to brew, distribute and market our Broken 7 brand of craft beer.  Our current operations have been funded entirely from capital raised from our private offering of securities from August 2014 through May 2015. We are entirely dependent on our ability to attract and receive additional funding from either the sale of securities or outside sources such as private investment or a strategic partner. We currently have no firm agreements or arrangements with respect to any such financing and there can be no assurance that any needed funds will be available to us on acceptable terms or at all. The inability to obtain sufficient funding of our operations in the future will restrict our ability to grow and reduce our ability to continue to conduct business operations. Our failure to raise additional funds will adversely affect our business operations, and may require us to suspend our operations, which in turn may result in a loss to the purchasers of our common stock.  After auditing our May 31, 2015 financial statements, our independent auditor issued a going concern opinion and our ability to continue is dependent on our ability to raise additional capital. If we are unable to obtain necessary financing, we will likely be required to curtail our development plans which could cause us to become dormant. Any additional equity financing may involve substantial dilution to our then existing stockholders.

The Company's ability to continue as a going concern is dependent on its ability to brew, distribute, and market our craft beer and ultimately achieve profitable operations and to generate sufficient cash flow from financing and operations to meet its obligations as they become payable.

These financial statements do not give effect to any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Such adjustments could be material.

NOTE 2 – NATURE OF BUSINESS AND OPERATIONS AND BASIS OF PRESENTATION

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

Nature of Operations and Basis of Presentation

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

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States (“US GAAP”)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Foreign Currency

The functional currency of the Company at May 31, 2015 is the Canadian dollar. Transactions that are denominated in a foreign currency are re-measured into the functional currency at the current exchange rate on the date of the transaction. Any foreign currency denominated monetary assets and liabilities are subsequently re-measured at current exchange rates, with gains or losses recognized as foreign exchange losses or gains in the statement of operations. Nonmonetary assets and liabilities are translated at historical exchange rates. Expenses are translated at average exchange rates during the period. Exchange gains and losses are included in statement of operations for the period.

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

Loss per Share

Income or loss per share is calculated based on the weighted average number of common shares outstanding. Diluted loss per share does not differ from basic loss per share since the effect of the Company’s warrants are anti-dilutive. Diluted income per share is calculated using the treasury stock method which uses the weighted average number of common shares outstanding during the period and also includes the dilutive effect of potentially issuable common shares from outstanding and warrants. At May 31, 2015, potential common shares of 5,160,000 (2014 – 3,000,000) related to outstanding warrants were excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive.

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

Uncertain Tax Positions

The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, Accounting for Uncertainty in Income Taxes. The Company had no material unrecognized income tax assets or liabilities for the year ended May 31, 2015 or for the year ended May 31, 2014. The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the year ended May 31, 2015 and 2014, there were no income tax, or related interest and penalty items in the income statement, or liability on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and Nevada State.  Tax years 2011 to present remain open to income tax examination.  The Company is not currently involved in any income tax examinations.

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

Goodwill

Pursuant to its agreement with Scenario A, the Company has acquired all rights to Broken 7, a craft beer brewed in Quebec, Canada.  The assets acquired consist of indefinite life intangible assets only as no inventory or other assets were acquired.  The Company accounts for this assets under ASC No. 350, Intangibles—Goodwill and Other which states that goodwill and intangible assets with indefinite useful lives should not be amortized, but instead tested for impairment at the reporting unit level at least annually or more frequently if circumstances indicate possible impairment. The Company tests for impairment annually in the fourth quarter of the fiscal year. If impairment exists, a write-down to fair value (measured by discounting estimated future cash flows) is recorded.

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

Advertising and Marketing Expenses

Advertising and marketing expenses include the costs of advertising, promotion, trade shows, and other programs. Advertising costs are expensed as incurred.

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

Revenue from the Company’s craft beer business is received in the form of commissions.  The Company has contracted out services to a single supplier for brewing, labeling and distribution (note 4).  The Company recognizes commission revenue based on a percentage of sales with fixed margins as negotiated with the contract brewer. Revenue is recorded at the time of delivery to the customer.

Any receivables remaining unpaid forty-five days after invoicing by the Blue Spike will be charged to the Company.  Blue Spike undertakes to pay the said receivable account to the Company without delay once recovered, less the costs of collection and late penalty fees.

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

NOTE 4 – BLUE SPIKE AGREEMENT

On December 2, 2014 Biere Brisset International Inc., a company incorporated under the Canada Business Corporations Act which is a wholly owned subsidiary of the Company, entered into a Manufacturing and Distribution Agreement with a company incorporated in Quebec which does business under the name “Breuvages Blue Spike” (“Blue Spike”). The agreement sets forth minimum quantities which Blue Spike will manufacture for the Company, manufacturing costs and a gross margin upon which the Company will earn its commission.

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

NOTE 5 – DISCONTINUED OPERATIONS OIL AND GAS PROPERTY INTERESTS (Unproven)

	May 31, 2015 (Cumulative)
	Valhalla	Sprit Rycroft	Total
	(unproven)	(unproven)
Property acquisition costs	$378,462	$622,470	$1,000,932
Geological and geophysical	2,593	2,187	4,780
Asset Retirement Obligation	4,848	4,848	9,696
Total Asset	$385,903	629,505	1,015,408

Accounts Payable			$76,565
Accrued Liabilities - ARO			10,524
Total Liabilities			87,089

Net Assets of Discontinued Operations			$928,319

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

NOTE 6 – INTANGIBLE ASSETS

Broken 7

On April 4, 2014, the Company entered into an Asset Purchase Agreement with Scenario A, a private Quebec corporation, to purchase all assets relating to the product known as “Broken 7”, a craft beer locally brewed in Montreal, Quebec, Canada.  Under the Asset Purchase Agreement, the Company agreed to acquire Broken 7 for $25,000 payable in two installments to Scenario A with $12,500 to be paid at closing and $12,500 to be paid 60 business days after the closing date of April 7, 2014 (second installment payment date is July 3, 2014).  The purchase was of the Broken 7 trademark and recipe only.  No other assets were acquired.  The Company’s principal executive officer, Stephane Pilon, also serves as Scenario A’s President.  The Corporation’s Secretary and director, Pol Brisset, also serves as Scenario A’s Vice-President.  Mr. Pilon and Mr. Brisset are majority owners of Scenario A.  The Company made the first payment of $12,500 on closing.  The Company and Scenario A have amended the original agreement such that the due date of the second payment of $12,500 has been extended an additional 30 business days to August 15, 2014.  On August 14, 2014 the Company made the second payment. The fair value of Broken 7 is measured by level three hierarchy of fair value of financial instruments.

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

Issuance of Units

On February 26, 2014 the Company closed a direct offering for the issuance of 1,500,000 units at a price of $0.01 per unit for aggregate gross proceeds of $15,000.  Each unit consisted of one share of common stock, one A warrant, and one B warrant.  The A warrant is exercisable at a price of $0.05 per warrant until February 1, 2019 and each B warrant is exercisable at a price of $0.10 per warrant until February 1, 2019.  The nits were issued pursuant to Regulation S of the Securities Act of 1993.  The issuance of the 1,500,000 units were directly offered to the Corporation’s officers, Setphane Pilon, Chief Executive Officer and Pol Brisset, Secretary.

On August 12, 2014, the Company completed a financing issuing 550,000 units at $0.10 per unit for total proceeds of $55,000.  Each unit consist of one share of common stock, one A warrant, and one B warrant.  The A warrant is exercisable at a price of $0.15 per warrant until June 1, 2019 and each B warrant is exercisable at a price of $0.25 per warrant until June 1, 2020.  The units were issued pursuant to Regulation S of the Securities Act of 1993.

On January 9, 2015, the Company completed a financing issuing 130,000 units at $0.15 per unit for total proceeds of $19,500.  Each unit consist of one share of common stock, one A warrant, and one B warrant.  The A warrant is exercisable at a price of $0.20 per warrant until January 9, 2020 and each B warrant is exercisable at a price of $0.25 per warrant until January 9, 2020.  The units were issued pursuant to Regulation S of the Securities Act of 1993.

On February 27, 2015, the Company completed a financing issuing 135,000 units at $0.20 per unit for total proceeds of 27,000.  Each unit consist of one share of common stock, one A warrant, and one B warrant.  The A warrant is exercisable at a price of $0.25 per warrant until February 17, 2020 and each B warrant is exercisable at a price of $0.30 per warrant until February 17, 2020.  The units were issued pursuant to Regulation S of the Securities Act of 1993.

On May 15, 2015, the Company completed a financing issuing 140,000 units at $0.20 per unit for total proceeds of $28,000.  Each unit consist of one share of common stock, one A warrant and one B warrant.  The A warrant is exercisable at a price of $0.25 per warrant until May 6, 2020 and each B warrant is exercisable at a price of $0.30 per warrant until May 6, 2020.  The units were issued pursuant to Regulation S of the Securities Act of 1993.

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

WARRANTS

The Company has the following warrants outstanding as of May 31, 2015:

Exercise Price	Number	Expiry	Remaining Life
$ 0.05	1,500,000	1-Feb-19	3.67
$ 0.10	1,500,000	1-Feb-19	3.67
$ 0.15	550,000	01-Jun-19	4.00
$ 0.15	125,000	30-Jun-19	4.08
$ 0.20	130,000	09-Jan-20	4.61
$ 0.25	550,000	01-Jun-20	5.00
$ 0.25	125,000	30-Jun-20	5.08
$ 0.25	130,000	09-Jan-20	4.61
$ 0.25	135,000	17-Feb-20	4.71
$ 0.25	140,000	06-May-20	4.93
$ 0.30	135,000	17-Feb-20	4.71
$ 0.30	140,000	06-May-20	4.93
	5,160,000

NOTE 8 - INCOME TAXES

Deferred tax assets of the Company are as follows:

	2015	2014
Income tax expense (asset) at statutory rate	368,233	326,618
Permanent differences	(315,629)	(315,629)
Less: valuation allowance	(52,604)	(10,989)

Deferred tax asset recognized	-	-

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

The provision for income tax differs from the amount computed by applying statutory federal income tax rate of 34% (2014 – 34%) to the net loss for the year.  The sources and effects of the tax differences are as follows:

	2015	2014
Income tax expense at statutory rate	41,615	91,995
Less: change in valuation allowance	(41,615)	(91,995)

Income tax expense	-	-

At May 31, 2015, the Company had net operating loss carry forwards of approximately $392,000 (2014 - $270,600) that may be offset against future taxable income through 2032.  No tax benefit has been reported in the May 31, 2015financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

NOTE 9 – RELATED PARTY TRANSACTIONS

On November 30, 2014 the Company entered into a service agreement with its principal executive officer, Stephane Pilon.  Under the agreement the Company paid Mr. Pilon $9,992 (CDN$11,000) upon signing and will pay Mr. Pilon $2,725 (CDN $3,000) on a monthly basis.    On January 12, 2015 the service agreement with Stephane Pilon was replaced by an employment agreement.  Under the employment agreement the Company will pay Mr. Pilon a base salary of CDN$36,000 per year, payable twice monthly.

Mr. Pilon shall be eligible to receive an annual discretionary performance bonus up to CDN$24,000, payable in a manner consistent with the Company’s practices and procedures. The amount of the bonus, if any, will be decided by the Board of Directors in their sole discretion.  In deciding on the amount of the annual performance bonus, if any, the Board of Directors may consider the competitive market for the services provided by employees who are performing the same or similar duties as the Mr. Pilon is providing to the Company and who have similar background and experience.   No bonus was paid or is owing to Mr. Pilon as of May 31, 2015.

The employment agreement is for an indefinite term and can be terminated by either party with 30 days written notice. In the event of any involuntary termination of the agreement other than for cause, Mr. Pilon shall be entitled to the severance compensation set forth in the agreement.

For the year ended May 31, 2015, Mr. Pilon was paid a total of $25,494 (including bonus).  Based on time and effort dedicated to operating activities, $12,918 (2014 - $0) has been recognized as operating costs and $12,576 (2014 - $19,297) has been recognized as management and directors’ fees.

The Company’s Goodwill Purchase Agreement (note 6) was executed with Scenario A. The Company’s principal executive officer and director, Stephane Pilon, also serves as Scenario A’s President.  The Corporation’s Secretary and director, Pol Brisset, also serves as Scenario A’s Vice-President.  Mr. Pilon and Mr. Brisset are majority owners of Scenario A.  The Company has made total payments of $25,000 to Scenario A under the Asset Purchase Agreement.

The Company paid Scenario A, approximately $32,000 in advertising and marketing expenses which includes the costs of advertising, promotion, trade shows, and other programs for the year ended May 31, 2015.  Advertising costs are expensed as iincurred and included in operating expenses.

On March 1, 2015, Biere Brisset International, Inc. entered into a 5-year Manufacturing and Distribution Agreement with La Compagnie de Biere Brisset, Inc. (“CBB”), a specialty brewer, to help bring to market and test new line extensions for beer brands owned by the Company.  CBB undertakes to sell the Products, while complying with policies, procedures, methods and conditions of promotion, of advertising and sales described in the agreement.  Proceeds, if any, from the sale of the Products are retained by CBB as compensation for its services. The Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer and a director, Stephane Pilon, serves as CBB’s Vice President and the Company’s Secretary and director, Pol Brisset, serves as CBB’s President. Pol Brisset and Stephane Pilon are majority owners of CBB.  As of May 31, 2015 there have been no expenses incurred in relation to this Agreement.

As of May 31, 2015 the Company had a payable to Stephane Pilon of $3,621that included salary and expenses.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Commencing March 24, 2015 the Company renewed the lease for its shared office space at $150 per month.  The lease is for one year.  It is expected that the Company will renew the lease for another year when the current lease expires.

NOTE 11 – SUBSEQUENT EVENT

On August 10, 2015, the Company closed a private placement of 65,000 units at $0.30 per unit for total proceeds of $19,500. Each unit consists of one share of common stock, and one Class A warrant exercisable at $0.35 for five years, and one Class B warrant exercisable at $0.40 for five years.  The common shares were offered by the Company pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.   Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, including its chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of May 31, 2015, the date of the Company’s most recently completed fiscal year end. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of May 31, 2015, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

The Company’s management, assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission( “COSO”) in Internal Control - Integrated Framework. Based on the Company’s assessment, our management has concluded that, as of May 31, 2015, the Company’s internal control over financial reporting was effective based upon the COSO criteria.

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

Item 9B.   Other Information

None

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Name	Position Held with the Company	Age	Date First Appointed
Stephane Pilon	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer, and Director	38	October 21, 2013
Pol Brisset	Secretary and Director	39	June 2, 2011

Our directors are elected for a term of one year and serve until such director’s successor is duly elected and qualified. Each executive officer serves at the pleasure of the Board.

Business Experience

The following summarizes the occupational and business experience of our officers and directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company.  During the fiscal year ended May 31, 2015, our officers, directors and persons who own more than ten percent of a registered class of our equity securities complied with all applicable Section 16(a) filing requirements.

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

Item 11.   Executive Compensation

Summary Compensation Table

The table below sets forth information concerning compensation paid, earned or accrued by our chief executive officers (each a “Named Executive Officer”) for the last two fiscal years. No executive officer earned compensation in excess of $100,000 during fiscal 2015 or 2014.

SUMMARY COMPENSATION TABLE

						Non-Equity	Nonqualified	All
Name and				Stock	Option	Incentive Plan	Deferred	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	Earnings ($)	($)	($)
Stephane Pilon (1)	2015	18,000 CAD (2)	11,000 CAD (3)	0	0	0	0	0	29,000CAD
President, Chief Executive Officer, Chief Financial Officer, Treasurer and a director	2014	0	0	0	0	0	0	0	0

Pol Brisset (2)	2015	0	0	0	0	0	0	0	0
President, Chief Executive Officer, Chief Financial Officer, Treasurer and a director	2014	0	0	0	0	0	0	0	0

(1) Mr. Pilon has served as our Chief Executive Officer since October 21, 2013
(2) Represents $3,000 paid in December 2014 under the Pilon Service Agreement and $3,000 per month from January 2015 through May 2015 under Mr. Pilon’s Employment Agreement, of which $500 per month was designated by the Company as director’s fee.
(3) Represents  a signing bonus paid under the Pilon Service Agreement.

Service Agreements

The Company entered into a service agreement with Pol Brisset, dated September 1, 2011 (the “Brisset Service Agreement”), pursuant to which Mr. Pol provides certain services to the Company, including assisting with  its business plan, for compensation of $2,411per month. Mr. Pol also received a signing bonus of $10,000. The agreement is renewable on an annual basis and may be terminated by either party upon 30 days notice.  In December 2012, Mr. Brisset agreed to forgo his compensation under the Agreement t.

OnDecember 1, 2014 the Company entered into a service agreement with its current principal executive officer, Stephane Pilon (the “Pilon Service Agreement”).  The Pilon Service Agreement provided that Mr. Pilon be paid $9,992 (CDN$11,000) upon signing and $2,725 (CDN $3,000) on a monthly basis to serve as the Company’s President and Chief Executive Officer.   On January 12, 2015, the Pilon Service Agreement was terminated.

Employment Agreement

On January 12, 2015, BBII and  Stephane Pilon entered into an employment agreement for Mr. Pilon to serve as principal executive officer, chief financial officer, principal accounting officer, treasurer and a director of BBII, effective as of January 1, 2015(the “Employment Agreement”).  Under the Employment Agreement Mr. Pilon is entitled to an annual base salary of CDN$36,000, payable twice monthly.  Under the Employment Agreement,
Mr. Pilon is also eligible to receive an annual performance bonus of up to CDN$24,000, at the sole discretion of BBII’s board of directors.

The Employment Agreement is for an indefinite term and can be terminated by either party upon 30 days written notice. If Mr. Pilon’s employment is terminated by BBII without cause, Mr. Pilon shall be entitled to a severance payment of three months base salary

Outstanding Equity Awards

There has been no equity awards of any kind granted to any of the Company’s officers or directors as of May 31, 2015.

Compensation of Directors

No compensation has been paid to any of our directors in consideration for services rendered in their capacities as directors during fiscal 2015, except that Mr. Pilon received $500 per month as a director fee as indicated in the Summary Compensation Table above.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of August 26, 2015, the number of shares of common stock of the Company beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each executive officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 3,265,500 shares of common stock which are issued and outstanding as of Augaust 26, 2015.  Unless indicated otherwise, all addresses below are c/o Brisset Beer International, Inc., 370 Guy Street, Suite G9, Montreal, Quebec, H3J 1S6.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Stephane Pilon	2,250,000 (1)	47.2%
Pol Brisset	2,311,000 (2)	48.5%
Directors and Officers as a Group (2 individuals)	4,561,000	72.8%

(1)
Includes 750,000 stock purchase warrants exercisable at a price of $0.05 per warrant until February 1, 2019 and 750,000 stock purchase warrants exercisable at a price of $0.10 per warrant until February 1, 2019.

(2)
Includes 750,000 stock purchase warrants exercisable at a price of $0.05 per warrant until February 1, 2019 and 750,000 stock purchase warrants exercisable at a price of $0.10 per warrant until February 1, 2019.

Item 13.                      Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

On March 1, 2015, the Company entered into the CBB Agreement with CBB, a specialty brewer, to help bring to market and test new line extensions for beer brands owned by the Company. CBB undertakes to sell the Products, while complying with policies, procedures, methods and conditions of promotion, of advertising and sales described in the agreement.  Proceeds, if any, from the sale of the Products are retained by CBB as compensation for its services. The Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer and a director, Stephane Pilon, serves as CBB’s Vice President and the Company’s Secretary and director, Pol Brisset, serves as CBB’s President. Pol Brisset and Stephane Pilon are majority owners of CBB.

During fiscal year 2015 the Company engaged Scenario A for a range of services and supplies including but not limited to website design, glassware, POS design, social media management, photos, flyers, in-store posters, and label design. The Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer and a director, Stephane Pilon, serves as Scenario A’s President and the Company’s Secretary and director, Pol Brisset, serves as Scenario A’s Vice President.  Mr. Pilon and Mr. Brisset are majority owners of Scenario A. The Company paid this firm an aggregate of $19,962 for these services and supplies during fiscal 2015.

On December 1, 2014 the Company entered into the Pilon Service Agreement with its current principal executive officer, Stephane Pilon which provided that Mr. Pilon be paid $9,992 (CDN$11,000) upon signing and $2,725 (CDN $3,000) on a monthly basis to serve as the Company’s President and Chief Executive Officer.   On January 12, 2015, the Pilon Service Agreement was terminated.

On April 4, 2014, the Company entered into the Asset Purchase Agreement with Scenario A, a Quebec corporation, to purchase all of its assets relating to “Broken7”, a craft beer to be brewed in Montreal, Quebec, Canada, for a purchase price of $25,000. Under the Asset Purchase Agreement the Company acquired the trademark and recipe to Broken7.  No other assets were acquired.  $12,500 was paid at closing and $12,500 was to be paid 60 business days after the closing date of April 7, 2014.  By letter agreement dated July 16, 2014, the parties agreed to extend the date on which the second payment of $12,500 was due to August 15, 2014.  The Company made the final installment of $12,500 to Scenario A on August 14, 2014. The Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer and a director, Stephane Pilon, serves as Scenario A’s President and the Company’s Secretary and director, Pol Brisset, serves as Scenario A’s Vice President.  Mr. Pilon and Mr. Brisset are majority owners of Scenario A.

On February 26, 2014, the Company closed a private placement offering of 1,500,000 units at a price of $0.01 per unit and received k aggregate gross proceeds of $15,000. Each unit consisted of one share of common stock, a Class A warrant to purchase one share of common stock at an exercise price of $0.50 per share and a Class B warrant to purchase one share of common stock at an exercise price of $.10 per share. Both warrants are exercisable until February 1, 2019.  The units were issued pursuant to Regulation S of the Securities Act of 1993.  Stephane Pilon, President, Chief Executive Officer, Chief Financial Officer, Treasurer and a director of the Company, and Pol Brisset, Secretary and a director of the Company, each purchased 750,000 units for a purchase price of $7,500 pursuant to a subscription agreement dated February 26, 2014.

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

ITEM 14                      PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees billed to the Company by its independent registered public accounting firm, ZS Consulting Group, LLP, for the fiscal years ending May 31, 2015 and 2014 are set forth below:

	Fiscal year ending May 31, 2015	Fiscal year ending May 31, 2014
Audit Fees	$8,000	$8,000
Audit Related Fees	9,000	7,500
Tax Fees	-	-
All Other Fees	-	-

As of May 31, 2015, the Company did not have a formal, documented pre-approval policy for the fees of the principal accountant. It is in the process of adopting such a policy.

Item 15.                      Exhibits

EXHIBIT NUMBER	DESCRIPTION

2.1	Agreement and Plan of Merger of Buckeye Oil & Gas, Inc. and Brisset Beer International, Inc.(1)
3.1	Articles of Incorporation, as amended (1)
3.2	By-Laws (2)
4.1	Form of stock certificate (3)
10.1	Stock Purchase Agreement dated June 23, 2011 among Buckeye Oil & Gas, Inc., Pol Brisset and Buckeye Oil & Gas Canada, Inc.(4)
10.2	Farmout and Participation Agreement dated May 12, 2011 between Luxor Oil & Gas Ltd. and Buckeye Oil & Gas (Canada), Inc.(4)
10.3	Service Agreement dated July 1, 2011 by and between Manny Dhinsa and Buckeye Oil & Gas, Inc.(5)
10.4	Form of Regulation S Subscription Agreement (6)
10.5	Service Agreement dated September 1, 2011 by and between Pol Brisset and Buckeye Oil & Gas, Inc.(7)
10.6	Service Agreement dated September 1, 2011 by and between Manny Dhinsa and Buckeye Oil & Gas, Inc.(7)
10.7	Participation Agreement dated May 16, 2011 by and between Buckeye Oil & Gas, (Canada), Inc. and Pioneer Marketing Group Ltd.(8)
10.8	Service Agreement dated April 2, 2012 by and between Michal Gnitecki and Buckeye Oil & Gas, Inc. (9)
10.9	Form of Regulation S Subscription Agreement (10)
10.10	Form of Regulation S Subscription Agreement (11)
10.11	Form of A Warrant Agreement (11)
10.12	Form of B Warrant Agreement (11)
10.13	Asset Purchase Agreement dated April 4, 2014 by and between Scenario A and Buckeye Oil & Gas, Inc. (12)
10.14	Amendment to Assets Purchase Agreement dated July 16, 2014 by and between Scenario A and Brisset Beer International, Inc. (13)
10.15	Form of Regulation S Subscription Agreement (14)
10.16	Form of A Warrant Agreement (14)
10.17	Form of B Warrant Agreement (14)
10.18	Service Agreement dated November 10, 2014 by and between Sandberg International Limited and Brisset Beer International, Inc. (15)
10.19	Service Agreement dated December 1, 2014 by and between Stéphane Pilon and Brisset Beer International, Inc. (16)
10.20	Manufacturing and Distribution Agreement dated December 2, 2014 with 90127-2021 Quebec Inc. d/b/a Breuvages Blue Spike and Biere Brisset International, Inc. (17)
10.21	Employment Agreement dated January 12, 2015 by and between Stéphane Pilon and Biere Brisset International, Inc. (18)

10.22	Form of Regulation S Subscription Agreement (19)
10.23	Form of A Warrant Agreement (19)
10.24	Form of B Warrant Agreement (19)
10.25	Form of Regulation S Subscription Agreement (20)
10.26	Form of A Warrant Agreement (20)
10.27	Form of B Warrant Agreement (20)
10.28	Form of Regulation S Subscription Agreement (20)
10.29	Form of A Warrant Agreement (20)
10.30	Form of B Warrant Agreement (20)
10.31	Manufacturing and Distribution agreement (the “CBB Agreement”) between Biere Brisset International, Inc. and La Compagnie de Biere Brisset, Inc. dated March 1, 2015
21	List of subsidiaries
31	Rule 13a-14(a)/15d14(a) Certifications
32	Section 1350 Certifications
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
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
(11) Previously filed with the Company’s Form 8-K submitted to the SEC on March 3, 2014.
(12) Previously filed with the Company’s Form 8-K submitted to the SEC on April 9, 2014.
(13) Previously filed with the Company’s Form 8-K submitted to the SEC on July 24, 2014
(14) Previously filed with the Company’s Form 8-K submitted to the SEC on August 14, 2014.
(15) Previously filed with the Company’s Form 8-K submitted to the SEC on November 14, 2014.
(16) Previously filed with the Company’s Form 8-K submitted to the SEC on December 4, 2014.
(17) Previously filed with the Company’s Form 8-K submitted to the SEC on December 8, 2014.
(18) Previously filed with the Company’s Form 8-K submitted to the SEC on January 15, 2015.
(19) Previously filed with the Company’s Form 8-K submitted to the SEC on March 2, 2015.
(20) Previously filed with the Company’s Form 8-K submitted to the SEC on May 19, 2015.
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

BRISSET BEER INTERNATIONAL, INC.

Dated: September 2, 2015	By: /s/ Stephane Pilon
Name: Stephane Pilon
Title: President, Chief Executive, Chief Financial Officer, Treasurer, and Director (Principal Executive, Financial, and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/Stephane Pilon Stephane Pilon	President, Chief Executive and Chief Financial Officer, Treasurer, and Director (Principal Executive, Financial, and Accounting Officer)	September 2, 2015

/s/ Pol Brisset Pol Brisset	Director and Secretary	September 2, 2015