Form 10-Q
period 2015-08-31
Brisset Beer International, Inc.
filed 2015-10-07
CIK 1495648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended August 31, 2015
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,265,500 shares of common stock, $0.0001 par value, were issued and outstanding as of October 5, 2015.

Item 1.  Financial Statements
BRISSET BEER INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	August 31,	May 31,
	2015	2015
	$	$
ASSETS
Current Assets
Cash	31,176	35,110
Trade and Other Receivables	21,301	13,050
Prepaid Expenses	1,835	695

Total Current Assets	54,312	48,855

Goodwill (note 6)	25,000	25,000

Total Assets	79,312	73,855

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	29,198	25,435
Due to Related Parties	2,234	3,621

Total Current Liabilities	31,432	29,056

Stockholders' Equity
Common Stock, Par Value $.0001
Authorized 500,000,000 shares,
3,265,500 and 3,200,500 shares issued and outstanding at
August 31, 2015 and May 31, 2015 respectively	327	320
Paid-In Capital	1,335,193	1,322,054
Warrants	75,480	69,126
Accumulated Deficit	(1,364,909)	(1,349,918)
Accumulated Other Comprehensive Income	1,789	3,217

Total Stockholders' Equity	47,880	44,799

Total Liabilities and Stockholders' Equity	79,312	73,855

See accompanying notes to interim condensed consolidated financial statements

BRISSET BEER INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months
	Ended
	August 31,
	2015	2014
Revenues
Commission Revenue	$19,697	$-

Expenses
Operating Expenses	18,947	-
Professional Expenses	6,175	4,543
Office and Sundry	7,937	4,684
Rent	456	515
Management and Directors’ Fees	1,173	-
Total Expenses	34,688	9,742
Net Loss from Operations	(14,991)	(9,742)

Net Loss	$(14,991)	$(9,742)

Basic and Diluted Loss Per Share
Continuing Operations	$(0.00)	$(0.00)

Weighted Average Shares
Outstanding	3,217,457	2,234,087

Comprehensive loss
Net loss	$(14,991)	$(9,742)

Other comprehensive (loss) income
Translation to US dollar presentation currency	(1,428)	(237)
Comprehensive loss	(16,419)	(9,979)

See accompanying notes to interim condensed consolidated financial statements

BRISSET BEER INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Three Months Ended August 31,
	2015	2014
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	(14,991)	(9,742)
Changes in Operating Assets and Liabilities
Trade and Other Receivables	(8,251)	26
Prepaid Expenses	(1,140)	(464)
Accounts Payable and Accrued Liabilities	3,763	(2,572)
Related Parties	(1,387)	-
Net Cash Used in Operating Activities	(22,006)	(12,752)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Goodwill	-	(12,500)
Net Cash Used in Investing Activities	-	(12,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the Sale of Common Stock	19,500	55,000
Net Cash Provided by Financing Activities	19,500	55,000

Effect of exchange rate changes on cash	(1,428)	(237)

Net (Decrease) Increase in Cash and Cash Equivalents	(3,935)	29,511
Cash and Cash Equivalents at Beginning of Period	35,110	15,652
Cash and Cash Equivalents at End of Period	31,176	45,163

See accompanying notes to interim condensed consolidated financial statements

BRISSET BEER INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited Continued)

For the Three Months Ended August 31
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

Nature of Operations

As a result of the Company’s management having experience in the brewing business, the Company has acquired the rights to Broken 7 which is a craft beer brewed in the province of Quebec, Canada.  The Company is engaged principally in the marketing of Broken 7 and is contracting all brewing and distribution activities to a third-party service provider.  We operate in a single segment which is the craft beer market.  Our craft beer consists of single brand known as Broken 7 and is currently brewed, distributed, and marketed solely in Quebec, Canada.

BRISSET BEER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Interim Reporting

In the opinion of management the unaudited condensed consolidated financial information furnished herein reflects all adjustments, consisting of normal and recurring adjustments that are necessary to fairly state the financial position of Brisset Beer International. Inc. and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended May 31, 2015.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended May 31, 2015 has been omitted.  The results of operations for the three month period ended August 31, 2015 are not necessary indicative of results for the fiscal year ending May 31, 2016 or for any future annual or interim period.

NOTE 2 – ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States (“GAAP”) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company commenced its craft brewing activities in September 2014.  During the three months ended August 31, 2015 the Company has incurred net losses of $14,991 and the Company expects losses to continue until it can achieve profitable operations from its craft beer operations.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

We will be required to expend substantial amounts of working capital in order to brew, distribute and market our Broken 7 brand of craft beer.  Our current operations have been funded entirely from capital raised from our private offering of securities from February 2014 through August 2015. We are entirely dependent on our ability to attract and receive additional funding from either the sale of securities or outside sources such as private investment or a strategic partner. We currently have no firm agreements or arrangements with respect to any such financing and there can be no assurance that any needed funds will be available to us on acceptable terms or at all. The inability to obtain sufficient funding of our operations in the future will restrict our ability to grow and reduce our ability to continue to conduct business operations. Our failure to raise additional funds will adversely affect our business operations, and may require us to suspend our operations, which in turn may result in a loss to the purchasers of our common stock.  After auditing our May 31, 2015 financial statements, our independent auditor issued a going concern opinion and our ability to continue is dependent on our ability to raise additional capital. If we are unable to obtain necessary financing, we will likely be required to curtail our development plans which could cause us to become dormant. Any additional equity financing may involve substantial dilution to our then existing stockholders.

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

Foreign Currency

The functional currency of the Company at August 31, 2015 and May 31, 2015 is the Canadian dollar. Transactions that are denominated in a foreign currency are re-measured into the functional currency at the current exchange rate on the date of the transaction. Any foreign currency denominated monetary assets and liabilities are subsequently re-measured at current exchange rates, with gains or losses recognized as foreign exchange losses or gains in the statement of operations. Nonmonetary assets and liabilities are translated at historical exchange rates. Expenses are translated at average exchange rates during the period. Exchange gains and losses are included in statement of operations for the period.

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

Loss per Share

Income or loss per share is calculated based on the weighted average number of common shares outstanding. Diluted loss per share does not differ from basic loss per share since the effect of the Company’s warrants are anti-dilutive. Diluted income per share is calculated using the treasury stock method which uses the weighted average number of common shares outstanding during the period and also includes the dilutive effect of potentially issuable common shares from outstanding and warrants. At August 31, 2015, potential common shares of 5,290,000 (2014- 4,100,000) related to outstanding share purchase warrants were excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive.

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

Uncertain Tax Positions

The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, Accounting for Uncertainty in Income Taxes. The Company had no material unrecognized income tax assets or liabilities for the year ended May 31, 2015or for the year ended May 31, 2014. The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the years ended May 31, 2015 and 2014, there were no income tax, or related interest and penalty items in the income statement, or liability on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and Nevada State.  Tax years 2011 to present remain open to income tax examination.  The Company is not currently involved in any income tax examinations.

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

Any receivables remaining unpaid forty-five days after invoicing by Blue Spike will be charged to the Company.  Blue Spike undertakes to pay the said receivable account to the Company without delay once recovered, less the costs of collection and late penalty fees.

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

ASU 2014-15 - Topic 205-40 - Presentation of Financial Statements – Going Concern

August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Topic 205-40)”, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company adopted this new standard for the fiscal year ending May 31, 2014 and the Company will continue to assess the impact on its financial statements.

BRISSET BEER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 4 - CONTRACT BREWING AGREEMENT

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

NOTE 5 – INTANGIBLE ASSETS

Broken 7

On April 4, 2014, the Company entered into an Asset Purchase Agreement with Scenario A, a private Quebec corporation, to purchase all assets relating to the product known as “Broken 7”, a craft beer locally brewed in Montreal, Quebec, Canada.  Under the Asset Purchase Agreement, the Company agreed to acquire Broken 7 for $25,000 payable in two installments to Scenario A with $12,500 to be paid at closing and $12,500 to be paid 60 business days after the closing date of April 7, 2014 (second installment payment due date is July 3, 2014).  The purchase was of the Broken 7 trademark and recipe. No other assets were acquired.  The Company’s principal executive officer and director, Stephane Pilon, also serves as Scenario A’s President.  The Corporation’s Secretary and director, Pol Brisset, also serves as Scenario A’s Vice-President.  Mr. Pilon and Mr. Brisset are majority owners of Scenario A.  The Company made the first payment of $12,500 on closing.  The Company and Scenario A have amended the original agreement such that the due date of the second payment of $12,500 has been extended an additional 30 business days to August 15, 2014.  On August 14, 2014 the Company made the second payment. The fair value of Broken 7 is measured by level three hierarchy of fair value of financial instruments.

BRISSET BEER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 6 – STOCKHOLDERS’ EQUITY

	Shares of common stock outstanding	Common stock	Additional paid-in capital	Warrants

Balance – May 31, 2015	3,200,500	320	1,322,054	69,126

Issuance of units	65,000	7	13,139	6,354

Balance – August 31, 2015	3,265,500	327	1,335,193	75,480

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

Issuance of Units

On August 10, 2015, the Company completed a financing issuing 65,000 units at $0.30 per unit for total proceeds of $19,500.  Each unit consist of one share of common stock, one A warrant, and one B warrant.  The A warrant is exercisable at a price of $0.35 per warrant until August 7, 2020 and each B warrant is exercisable at a price of $0.40 per warrant until August 7, 2020.  The units were issued pursuant to Regulation S of the Securities Act of 1993.

The warrants included in the units have been fair valued using the Black Scholes model.  The fair value of the warrants was determined using the following assumptions:  dividend rate – 0%; volatility – 36.05 % to 141%; risk free rate - 0.07%; and a term of five or six years.

BRISSET BEER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 6 – STOCKHOLDERS’ EQUITY (continued)

WARRANTS

The Company has the following warrants outstanding as of August 31, 2015:

Exercise Price	Number	Expiry	Remaining Life

$ 0.05	1,500,000	1-Feb-19	3.42
$ 0.10	1,500,000	1-Feb-19	3.42
$ 0.15	550,000	1-Jun-19	3.75
$ 0.15	125,000	30-Jun-19	3.83
$ 0.20	130,000	09-Jan-20	4.36
$ 0.25	550,000	1-Jun-20	4.75
$ 0.25	125,000	30-Jun-20	4.83
$ 0.25	130,000	09-Jan-20	4.36
$ 0.25	135,000	17-Feb-20	4.46
$ 0.25	140,000	6-May-20	4.68
$ 0.30	135,000	17-Feb-20	4.46
$ 0.30	140,000	6-May-20	4.68
$ 0.35	65,000	7-Aug-20	4.93
$ 0.40	65,000	7-Aug-20	4.93
	5,290,000

NOTE 7 – RELATED PARTY TRANSACTIONS

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

On January 12, 2015 the service agreement with Stephane Pilon was replaced by an employment agreement.  Under the agreement the Company will pay Mr. Pilon a base salary of CDN$36,000 (US$27,364) per year, payable twice monthly.

On September 3, 2015 the employment agreement with Stephane Pilon was amended.  Under the agreement the Company will pay Mr. Pilon a base salary of CDN$60,000 (US$45,606) per year, payable once monthly.  Mr. Pilon will also be entitled to receive a cell phone allowance of $75 (US$57) per month.

Pursuant to the Amendment, Mr. Pilon shall be eligible to receive a quarterly discretionary performance bonus up to CDN$6,000 (US$4,560) payable at the beginning of each 3 month period beginning on September 1, 2015.  The amount of the bonus, if any, will be decided by the Board of Directors in their sole discretion.

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

BRISSET BEER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 7 – RELATED PARTY TRANSACTIONS - continued

On March 1, 2015, Biere Brisset International, Inc. entered into a 5-year Manufacturing and Distribution Agreement with La Compagnie de Biere Brisset, Inc. (“CBB”), a specialty brewer, to help bring to market and test new line extensions for beer brands owned by the Company.  CBB undertakes to sell the Products, while complying with policies, procedures, methods and conditions of promotion, of advertising and sales described in the agreement.  Proceeds, if any, from the sale of the Products are retained by CBB as compensation for its services. The Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer and a director, Stephane Pilon, serves as CBB’s Vice President and the Company’s Secretary and director, Pol Brisset, serves as CBB’s President. Pol Brisset and Stephane Pilon are majority owners of CBB.  As of August 31, 2015 there have been no expenses incurred in relation to this Agreement.

As of August 31, 2015 the Company had a payable to Stephane Pilon of $1,610 and to Mr. Pol Brisset of $624 that included expenses.

NOTE 8 – SUBSEQUENT EVENTS

On September 3, 2015 the employment agreement with Stephane Pilon was amended.  Under the agreement the Company will pay Mr. Pilon a base salary of CDN$60,000 (US$45,606) per year, payable once monthly.  Mr. Pilon will also be entitled to receive a cell phone allowance of CDN$75 (US$57) per month.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements of Brisset Beer International, Inc. (the “Company”), which are included elsewhere in this Form 10-Q.  Certain statements contained in this report, including statements regarding the anticipated development and expansion of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements.  Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For a more detailed listing of some of the risks and uncertainties facing the Company, please see the Form 10-K for the year ended May 31, 2015 filed by the Company with the Securities and Exchange Commission.

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

Results of Operations

Three months ended August 31, 2015 compared to the three months ended August 31, 2014

Revenues

The Company recognized $19,697 of commission revenue from the sale of craft beer during the three months ended August 31, 2015.  The Company did not generate any revenues during the three months ended August 31, 2014.

Operating Expenses and Net Loss

For the three months ended August 31, 2015 our net loss was $14,991 compared to $9,742 for the three months ended August 31, 2014.  Expenses have increased in the three months ended August 31, 2015 compared to the three months ended August 31, 2014 primarily due to increased operating expenses, professional expenses, office and sundry, and management and director fees.  Operating expenses increased in the three months ended August 31, 2015,  to $18,947, which comprised of advertising and promotion of $9,210, commissions of $576, management fee of $8,152, travel of $918 and miscellaneous of $91.  Operating expenses were $nil in the three months ended August 31, 2014.   Office and sundry expenses increased to $7,937 for the three months ended August 31, 2015 compared to $4,684 for the three months ended August 31, 2014.  The increase was largely due to general office expenses as we continue to expand our business and to transfer agent fees.  Professional fees were $6,175 in the three months ended August 31, 2015 compared to $4,543 for the three-months ended August 31, 2014.  The higher professional fees in 2015 were the result of the Company incurring increased legal fees relating to its change of business and fee due for investor relations.  The Company paid $1,173 in management and director fees during the three months ended August 31, 2015 and $nil during the same period in 2014.  The increase was due to the commencement of compensation paid to the Company’s principal executive officer while in the prior period the Company’s officers and directors agreed to forgo their compensation.

Liquidity and Capital Resources

We had a cash balance of $31,176 and working capital of $22,880 at August 31, 2015.  Net cash used in operating activities during the three months ended August 31, 2015 was $22,006 compared to $12,752 during the three months ended August 31, 2014.  A portion of the increase was due to an increase of the net loss for the three months ended August 31, 2015 to $14,991 from $9,742 for the three months ended August 31, 2014.  In addition, in the three months ended August 31, 2015 we had an inflow from an increase in accounts payable and accrued liabilities of $3,763 and a net outflow of $1,387 in changes to related parties compared to a net outflow of $2,572 from an increase in accounts payable and accrued liabilities in the three months ended August 31, 2014.  There were financing activities of $19,500 received from the issuance of units during the three months ended August 31, 2015, compared to $55,000 received during the three months ended August 31, 2014.   There were no investing activities for the three months ended August 31, 2015 while net cash used in investing activities for the three months ended August 31, 2014 was $12,500 which was related to the acquisition of intangible assets.

Between August 2011 and August 2015 the Company has raised a total of $995,000 which includes $164,000 raised to seek and commence our craft beer business through the issuance of units of common stock, which units were offered by the Company pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.  The funds received from these financings were used primarily to fund the Company’s start-up of its craft beer business.  However, even with these financings current cash on hand is not sufficient to fund all of the Company’s requirements for the next twelve months.

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

 Going Concern Consideration

The Company is currently focusing on developing a craft brewing business.  Sales of our Broken 7 craft beer commenced in September 2014.  During the three months ended August 31, 2015, the Company incurred a net loss of $14,991 and expects losses to continue until it can achieve profitability from its craft beer operations. Since inception on May 11, 2010, the Company has an accumulated deficit of $1,364,909 to August 31, 2015.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

We will be required to expend substantial amounts of working capital in order to brew, distribute and market our Broken7 brand of craft beer.  Our current operations to date have been funded entirely from capital raised from our private offering of securities from February 2014 through August 2015. We are entirely dependent on our ability to attract and receive additional funding from either the sale of securities or outside sources such as private investment or a strategic partner. We currently have no firm agreements or arrangements with respect to any such financing and there can be no assurance that any needed funds will be available to us on acceptable terms or at all. The inability to obtain sufficient funding of our operations in the future will restrict our ability to grow and reduce our ability to continue to conduct business operations. Our failure to raise additional funds will adversely affect our business operations, and may require us to suspend our operations, which in turn may result in a loss to the purchasers of our common stock.  After auditing our May 31, 2015 financial statements, our independent auditor issued a going concern opinion and our ability to continue is dependent on our ability to raise additional capital. If we are unable to obtain necessary financing, we will likely be required to curtail our development plans which could cause us to become dormant. Any additional equity financing may involve substantial dilution to our then existing stockholders.

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

Item 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of August 31, 2015. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Date:   October 5, 2015

BRISST BEER INTERNATIONAL, INC.

By:   /s/ Stephane Pilon
       Stephane Pilon
       President, Chief Executive Officer, Chief Financial Officer, and Treasurer
     (Principal Executive, Financial, and Accounting Officer)