Form 10-Q
period 2015-11-30
Brisset Beer International, Inc.
filed 2016-01-07
CIK 1495648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended November 30, 2015
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,608,000 shares of common stock, $0.0001 par value, were issued and outstanding as of January 6, 2016.

Item 1.  Financial Statements

BRISSET BEER INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	November 30,	May 31,
	2015	2015
	$	$
ASSETS
Current Assets
Cash	35,371	35,110
Trade and Other Receivables	16,922	13,050
Prepaid Expenses	582	695

Total Current Assets	52,875	48,855

Goodwill (note 5)	25,000	25,000

Total Assets	77,875	73,855

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	23,844	25,435
Due to Related Parties	524	3,621

Total Current Liabilities	24,368	29,056

Stockholders' Equity
Common Stock, Par Value $.0001
Authorized 500,000,000 shares,
3,340,500 and 3,200,500 shares issued and outstanding at
November 30, 2015 and May 31, 2015 respectively	334	320
Paid-In Capital	1,348,659	1,322,054
Warrants	84,507	69,126
Accumulated Deficit	(1,381,376)	(1,349,918)
Accumulated Other Comprehensive Income	1,383	3,217

Total Stockholders' Equity	53,507	44,799

Total Liabilities and Stockholders' Equity	77,875	73,855

See accompanying notes to interim condensed consolidated financial statements

BRISSET BEER INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months		For the Six Months
	Ended		Ended
	November 30,		November 30,
	2015	2014	2015	2014
Revenues
Commission Revenue	$14,173	$10,532	$33,870	$10,532

Expenses
Operating Expenses	17,383	22,245	36,330	22,245
Professional Expenses	4,750	29,779	10,925	34,322
Office and Sundry	6,922	5,412	14,859	10,096
Rent	450	450	906	965
Management and Directors’ Fees	1,135	9,992	2,308	9,992
Total Expenses	30,640	67,878	65,328	77,620
Net Loss from Operations	(16,467)	(57,346)	(31,458)	(67,088)

Net Loss	$(16,467)	$(57,346)	$(31,458)	$(67,088)

Basic and Diluted Loss Per Share
Continuing Operations	$(0.01)	$(0.03)	$(0.01)	$(0.04)

Weighted Average Shares
Outstanding	3,279,511	2,234,087	3,248,314	2,234,087

Comprehensive loss
Net loss	$(16,467)	$(57,346)	$(31,458)	$(67,088)

Other comprehensive (loss) income
Translation to US dollar presentation currency	(406)	262	(1,834)	25
Comprehensive loss	$(15,873)	$(57,084)	$(33,292)	$(67,063)

See accompanying notes to interim condensed consolidated financial statements

BRISSET BEER INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Six Months Ended November 30,
	2015	2014
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	(31,458)	(67,088)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Units issued for Services		16,000
Changes in Operating Assets and Liabilities
Trade and Other Receivables	(3,872)	(13,052)
Prepaid Expenses	113	(10,500)
Accounts Payable and Accrued Liabilities	(1,591)	14,535
Related Parties	(3,097)	11,043
Net Cash Used in Operating Activities	(39,905)	(49,062)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Goodwill	-	(12,500)
Net Cash Used in Investing Activities	-	(12,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the Sale of Common Stock	42,000	55,000
Net Cash Provided by Financing Activities	42,000	55,000

Effect of exchange rate changes on cash	(1,834)	25

Net (Decrease) Increase in Cash and Cash Equivalents	261	(6,537)
Cash and Cash Equivalents at Beginning of Period	35,110	15,652
Cash and Cash Equivalents at End of Period	35,371	9,115

See accompanying notes to interim condensed consolidated financial statements

BRISSET BEER INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited Continued)

For the Six Months Ended November 30,
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

BRISSET BEER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Interim Reporting

In the opinion of management the unaudited condensed consolidated financial information furnished herein reflects all adjustments, consisting of normal and recurring adjustments that are necessary to fairly state the financial position of Brisset Beer International. Inc. and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended May 31, 2015.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended May 31, 2015 has been omitted.  The results of operations for the six month period ended November 30, 2015 are not necessary indicative of results for the fiscal year ending May 31, 2016 or for any future annual or interim period.

NOTE 2 – ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States (“GAAP”) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company commenced its craft brewing activities in September 2014.  During the six months ended November 30, 2015 the Company has incurred net losses of $31,458 and the Company expects losses to continue until it can achieve profitable operations from its craft beer operations.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Foreign Currency

The functional currency of the Company at November 30, 2015 and May 31, 2015 is the Canadian dollar. Transactions that are denominated in a foreign currency are re-measured into the functional currency at the current exchange rate on the date of the transaction. Any foreign currency denominated monetary assets and liabilities are subsequently re-measured at current exchange rates, with gains or losses recognized as foreign exchange losses or gains in the statement of operations. Nonmonetary assets and liabilities are translated at historical exchange rates. Expenses are translated at average exchange rates during the period. Exchange gains and losses are included in statement of operations for the period.

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

Loss per Share

Income or loss per share is calculated based on the weighted average number of common shares outstanding. Diluted loss per share does not differ from basic loss per share since the effect of the Company’s warrants are anti-dilutive. Diluted income per share is calculated using the treasury stock method which uses the weighted average number of common shares outstanding during the period and also includes the dilutive effect of potentially issuable common shares from outstanding and warrants. At November 30, 2015, potential common shares of 5,515,000 (2014- 4,350,000) related to outstanding share purchase warrants were excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive.

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

BRISSET BEER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 – STOCKHOLDERS’ EQUITY

	Shares of common stock outstanding	Common stock	Additional paid-in capital	Warrants

Balance – May 31, 2015	3,200,500	320	1,322,054	69,126

Issuance of units	140,000	14	26,605	15,381

Balance – November 30, 2015	3,340,500	334	1,348,659	84,507

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

On November 13, 2015, the Company completed a financing issuing 75,000 units at $0.30 per unit for total proceeds of $22,500.  Each unit consist of one share of common stock, one A warrant, one B warrant, and one C warrant.  The A warrant is exercisable at a price of $0.35 per warrant until October 16, 2020, each B warrant is exercisable at a price of $0.40 per warrant until October 16, 2020, and each C warrant is exercisable at a price of $0.45 per warrant until October 16, 2020.  The units were issued pursuant to Regulation S of the Securities Act of 1993.

The warrants included in the units have been fair valued using the Black Scholes model.  The fair value of the warrants was determined using the following assumptions:  dividend rate – 0%; volatility – 36.05 % to 141%; risk free rate - 0.07%; and a term of five or six years.

BRISSET BEER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 – STOCKHOLDERS’ EQUITY (continued)

WARRANTS
The Company has the following warrants outstanding as of November 30, 2015:
Exercise Price	Number	Expiry	Remaining Life
$ 0.05	1,500,000	1-Feb-19	3.17
$ 0.10	1,500,000	1-Feb-19	3.17
$ 0.15	550,000	1-Jun-19	3.50
$ 0.15	125,000	30-Jun-19	3.58
$ 0.20	130,000	09-Jan-20	4.11
$ 0.25	550,000	1-Jun-20	4.50
$ 0.25	125,000	30-Jun-20	4.83
$ 0.25	130,000	09-Jan-20	4.11
$ 0.25	135,000	17-Feb-20	4.21
$ 0.25	140,000	6-May-20	4.43
$ 0.30	135,000	17-Feb-20	4.21
$ 0.30	140,000	6-May-20	4.43
$ 0.35	65,000	7-Aug-20	4.69
$ 0.35	75,000	16-Oct-20	4.88
$ 0.40	65,000	7-Aug-20	4.69
$ 0.40	75,000	16-Oct-20	4.88
$ 0.45	75,000	16-Oct-20	4.88
	5,515,000

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

As of November 30, 2015 the Company had a payable to Stephane Pilon of $524 that included expenses.

NOTE 8 – SUBSEQUENT EVENTS

On December 22, 2015, the Company closed on a private placement to three persons of 267,500 units at $0.30 per unit for total proceeds of $80,250. Each unit consists of one share of common stock, one Class A warrant exercisable at $0.35 per share, expiring November 16, 2020, one Class B warrant exercisable at $0.40 per share, expiring November 16, 2020, and one Class C warrant exercisable at $0.45 per share, expiring, November 16, 2020.  The Warrants contain limitations on exercise, including the limitation that the holders may not convert their warrants to the extent that upon exercise the holder, together with its affiliates, would own in excess of 4.99% of our outstanding shares of common stock.

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

Results of Operations

Three months ended November 30, 2015 compared to the three months ended November 30, 2014.

Revenues

The Company recognized $14,173 of commission revenue from the sale of craft beer during the three months ended November 30, 2015 compared to $10,532 for the three months ended November 30, 2014.

Operating Expenses and Net Loss

For the three months ended November 30, 2015 our net loss was $16,467 compared to $57,346 for the three months ended November 30, 2014.  Expenses have decreased in the three months ended November 30, 2015 compared to the three months ended November 30, 2014 primarily due to decreased operating expenses, professional expenses, and management and director fees.  Operating expenses decreased in the three months ended November 30, 2015,  to $17,383, which comprised of advertising and promotion of $4,196, commissions of $289, management fee of $9,545, travel of $777 and miscellaneous of $2,576.  Operating expenses were $22,245 in the three months ended November 30, 2014.  Office and sundry expenses increased to $6,922 for the three months ended November 30, 2015 compared to $5,412 for the three months ended November 30, 2014.  The increase was largely due to general office expenses as we continue to expand our business and to transfer agent fees.  Professional fees were $4,750 in the three months ended November 30, 2015 compared to $29,779 for the three-months ended November 30, 2014.  The higher professional fees in 2015 were the result of the Company incurring increased legal fees relating to its change of business and fee due for investor relations.  The Company paid $1,135 in management and director fees during the three months ended November 30, 2015 compared to $9,992 during the same period in 2014.  The increase was due to the commencement of compensation paid to the Company’s principal executive officer while in the prior period the Company’s officers and directors agreed to forgo their compensation.

Six months ended November 30, 2015 compared to the six months ended November 30, 2014

Revenues

Sales of our Broken 7 craft beer commenced in September 2014.  The Company earned $33,870 of commission revenue from the sale of craft beer during the six months ended November 30, 2015 compared to $10,532 during the three months ended November 30, 2014.

Operating Expenses and Net Loss

For the six months ended November 30, 2015 our net loss was $31,458 compared to $67,088 for the six months ended November 30, 2014.  Expenses have decreased in the six months ended November 30, 2015 compared to the six months ended November 30, 2014 primarily due to a decrease in the net loss.  Operating expenses increased in the six months ended November 30, 2015 to$36,330 from $22,245 in the six months ended November 30, 2014 due to the commencement of the compensation payable to Mr. Pilon being recognized as an operating expense. Operating expenses comprised of advertising and promotion of $$13,406 (2014 - $20,582), commissions of $865 (2014 - $706), management fee of $17,697 (2014 - $nil), travel of $1,695 (2014 - $830) and miscellaneous of $2,667 (2014 - $127).  Professional fees were $10,925 in the six months ended November 30, 2015 compared to $34,322 for the six-months ended November 30, 2014.  The higher professional fees in 2014 were the result of the Company incurring increased legal fees relating to its change of business and due to investor relations.  Office and sundry increased in the six months ended November 30, 2015 to $14,859 from $10,096 in the six months ended November 30, 2014 mainly due to higher accounting fees in 2015 compared to 2014.  The Company paid $2,308 in management and director fees during the six months ended November 30, 2015 and $9,992 during the same period in 2014.  The decrease was due to signing bonus paid to the Company’s principal executive officer in 2014.

Liquidity and Capital Resources

We had a cash balance of $35,371 and a working capital of $28,507 at November 30, 2015.  Net cash used in operating activities during the six months ended November 30, 2015 was $39,905 compared to $49,062 during the six months ended November 30, 2014.  A portion of the decrease was due to a decrease of the net loss for the six months ended November 30, 2015 to $31,458 from $67,088 for the six months ended November 30, 2014.  In addition, in the six months ended November 30, 2015 we had an outflow in accounts payable and accrued liabilities of $1,591 compared to a net inflow of $14,535 from an increase in accounts payable and accrued liabilities in the six months ended November 30, 2014.  There was a net outflow in related parties in the six months ended November 30, 2015 compared to a net inflow of $11,043 for the same period in 2014.  In the six months ended November 30, 2015 there was an outflow of $3,572 in changes in accounts receivable compared to an outflow of $13,052 for the same period in 2014.  There were financing activities of $42,000 received from the issuance of units during the six months ended November 30, 2015, compared to $55,000 received from the issuance of shares for the six months ended November 30, 2014.   There were no investing activities for the six months ended November 30, 2015 while for the six months ended November 30, 2014 investing activities consisted of cash used of $12,500 from changes in the amount due under to asset purchase agreement.

Between August 2011 and November 2015 the Company has raised a total of $1,017,500 which includes $186,500 raised to seek and commence our craft beer business through the issuance of units of common stock, which units were offered by the Company pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.  The funds received from these financings were used primarily to fund the Company’s start-up of its craft beer business.  However, even with these financings current cash on hand is not sufficient to fund all of the Company’s requirements for the next twelve months.

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

 Going Concern Consideration

The Company is currently focusing on developing a craft brewing business.  Sales of our Broken 7 craft beer commenced in September 2014.  During the six months ended November 30, 2015, the Company incurred a net loss of $31,485 and expects losses to continue until it can achieve profitability from its craft beer operations. Since inception on May 11, 2010, the Company has an accumulated deficit of $1,381,376 to November 30, 2015.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

We will be required to expend substantial amounts of working capital in order to brew, distribute and market our Broken7 brand of craft beer.  Our current operations to date have been funded entirely from capital raised from our private offering of securities from February 2014 through November 2015. We are entirely dependent on our ability to attract and receive additional funding from either the sale of securities or outside sources such as private investment or a strategic partner. We currently have no firm agreements or arrangements with respect to any such financing and there can be no assurance that any needed funds will be available to us on acceptable terms or at all. The inability to obtain sufficient funding of our operations in the future will restrict our ability to grow and reduce our ability to continue to conduct business operations. Our failure to raise additional funds will adversely affect our business operations, and may require us to suspend our operations, which in turn may result in a loss to the purchasers of our common stock.  After auditing our May 31, 2015 financial statements, our independent auditor issued a going concern opinion and our ability to continue is dependent on our ability to raise additional capital. If we are unable to obtain necessary financing, we will likely be required to curtail our development plans which could cause us to become dormant. Any additional equity financing may involve substantial dilution to our then existing stockholders.

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

Item 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of November 30, 2015. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Date:   January 6, 2016

BRISST BEER INTERNATIONAL, INC.

By:   /s/ Stephane Pilon
       Stephane Pilon
       President, Chief Executive Officer, Chief Financial Officer, and Treasurer
     (Principal Executive, Financial, and Accounting Officer)