Form 10-Q
period 2016-03-29
Brisset Beer International, Inc.
filed 2016-04-07
CIK 1495648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended February 29, 2016
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,608,000 shares of common stock, $0.0001 par value, were issued and outstanding as of April 6, 2016

Item 1.  Financial Statements
BRISSET BEER INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	February 29,	May 31,
	2016	2015
	Unaudited
	$	$
ASSETS
Current Assets
Cash	73,907	35,110
Trade and Other Receivables	16,788	13,050
Prepaid Expenses	6,288	695

Total Current Assets	96,983	48,855

Goodwill (note 6)	25,000	25,000

Total Assets	121,983	73,855

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	19,950	25,435
Due to Related Parties	3,504	3,621

Total Current Liabilities	23,454	29,056

Stockholders' Equity
Common Stock, Par Value $.0001
Authorized 500,000,000 shares,
3,608,000 and 3,200,500 shares issued and outstanding at
February 29, 2016 and May 31, 2015 respectively	361	320
Paid-In Capital	1,396,686	1,322,054
Warrants	116,703	69,126
Accumulated Deficit	(1,416,675)	(1,349,918)
Accumulated Other Comprehensive Income	1,454	3,217

Total Stockholders' Equity	98,529	44,799

Total Liabilities and Stockholders' Equity	121,983	73,855

See accompanying notes to interim condensed consolidated financial statements

BRISSET BEER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months		For the Nine Months
	Ended		Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Revenues
Commission Revenue	$10,100	$9,483	$43,970	$20,015

Expenses
Operating Expenses	25,110	15,785	61,440	38,030
Professional Expenses	11,063	5,532	21,988	39,854
Office and Sundry	7,700	9,296	22,559	19,392
Rent	450	483	1,356	1,448
Management and Directors' Fees	1,076	1,321	3,384	11,313
Total Expenses	45,399	32,417	110,727	110,037
Net Loss from Operations	(35,299)	(22,934)	(66,757)	(90,022)

Net Loss	$(35,299)	$(22,934)	$(66,757)	$(90,022)

Basic and Diluted Loss Per Share
Continuing Operations	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted Average Shares
Outstanding	3,543,330	2,869,222	3,346,294	2,958,101

Comprehensive loss
Net loss	$(35,299)	$(22,934)	$(66,757)	$(90,022)

Other comprehensive (loss) income
Translation to US dollar presentation currency	71	1,855	(1,763)	2,117
Comprehensive loss	$(35,228)	$(21,079)	$(68,520)	$(87,905)

See accompanying notes to interim condensed consolidated financial statements

BRISSET BEER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	February 29, 2016	February 28, 2015
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	(66,757)	(90,022)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Units issued for Services	‑	16,000
Changes in Operating Assets and Liabilities
Trade and Other Receivables	(3,738)	(8,147)
Prepaid Expenses	(5,593)	(9,450)
Accounts Payable and Accrued Liabilities	(5,485)	13,486
Related Parties	(117)	3,957
Net Cash Used in Operating Activities	(81,690)	(74,176)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Goodwill	‑	(12,500)
Net Cash Used in Investing Activities	‑	(12,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the Sale of Common Stock	122,250	101,500
Net Cash Provided by Financing Activities	122,250	101,500

Effect of exchange rate changes on cash	(1,763)	2,117

Net Increase in Cash and Cash Equivalents	38,797	16,941
Cash and Cash Equivalents at Beginning of Period	35,110	15,652
Cash and Cash Equivalents at End of Period	73,907	32,593

See accompanying notes to interim condensed consolidated financial statements

BRISSET BEER INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited Continued)

For the Nine Months Ended
	February 29,	February 28,
	2016	2015
	$	$
SUPPLEMENTARY INFORMATION

Cash paid during the period for:
Interest	—	—
Income taxes	—	—

See accompanying notes to interim condensed consolidated financial statements

BRISSET BEER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS

Organization and Basis of Presentation

Brisset Beer International, Inc. (the "Company") was incorporated in the state of Florida on May 11, 2010 under the name Benefit Solutions Outsourcing Corp.

On May 19, 2011 the Board of Directors and the majority shareholder of the Company approved a change to the Company's Articles of Incorporation which affected a 17 for one forward stock split of our issued and outstanding common stock, changed the name of the company to "Buckeye Oil & Gas, Inc.", and changed the business of the Company to oil and gas exploration.  The changes became effective at the close of business on June 1, 2011. The forward stock split was distributed to all shareholders of record on March 31, 2011. No cash was paid or distributed as a result of the forward stock split and no fractional shares were issued. All fractional shares which would otherwise be required to be issued as a result of the stock split were rounded up to the nearest whole share. There was no change in the par value of our common stock.

On April 4, 2014, the Company entered into an Asset Purchase Agreement with Scenario A, a private Quebec corporation, to purchase all assets relating to the product known as "Broken 7", a craft beer locally brewed in Montreal, Quebec, Canada.  Under the Asset Purchase Agreement, the Company agreed to acquire Broken 7 for $25,000 payable in two installments to Scenario A with $12,500 to be paid at closing and $12,500 to be paid 60 business days after the closing date of April 7, 2014 (second installment payment due date is July 3, 2014).  The Company's principal executive officer, Stephane Pilon, also serves as Scenario A's President.  The Corporation's Secretary and director, Pol Brisset, also serves as Scenario A's Vice-President.  Mr. Pilon and Mr. Brisset are majority owners of Scenario A.  The Company made the first payment of $12,500 on closing.  The Company and Scenario A have amended the original agreement such that the due date of the second payment of $12,500 has been extended an additional 30 business days to August 15, 2014.  On August 14, 2014 the Company made the second payment.

On May 21, 2014, the Company received a written consent in lieu of a meeting of shareholders (the "Written Consent") from the holders of 1,561,000 shares of common stock representing, at that time, 73.62% of our issued and outstanding common shares.  The Written Consent adopted resolutions which authorized the Company to act on a proposal to change the Company's state of incorporation from Florida to Nevada by the merger of Buckeye Oil & Gas, Inc. with and into its wholly-owned subsidiary, Brisset Beer International, Inc. Brisset Beer International, Inc., is a Nevada corporation.  As result of the merger, the name of the Company was changed from Buckeye Oil & Gas, Inc. to "Brisset Beer International, Inc." and the jurisdiction was changed from Florida to Nevada.  The changes became effective at the close of business on July 24, 2014.

The accompanying financial statements have been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the United States on a going concern basis.

Nature of Operations

As a result of the Company's management having experience in the brewing business, the Company has acquired the rights to Broken 7 which is a craft beer brewed in the province of Quebec, Canada.  The Company is engaged principally in the marketing of Broken 7 and is contracting all brewing and distribution activities to a third-party service provider.  We operate in a single segment which is the craft beer market.  Our craft beer consists of single brand known as Broken 7 and is currently brewed, distributed, and marketed solely in Quebec, Canada.

BRISSET BEER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Interim Reporting

In the opinion of management the unaudited condensed consolidated financial information furnished herein reflects all adjustments, consisting of normal and recurring adjustments that are necessary to fairly state the financial position of Brisset Beer International. Inc. and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended May 31, 2015.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company's Form 10-K for the fiscal year ended May 31, 2015 has been omitted.  The results of operations for the nine month period ended February 29, 2016 are not necessary indicative of results for the fiscal year ending May 31, 2016 or for any future annual or interim period.

NOTE 2 – ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States ("GAAP") on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company commenced its craft brewing activities in September 2014.  During the nine months ended February 29, 2016 the Company has incurred net losses of $66,757 and the Company expects losses to continue until it can achieve profitable operations from its craft beer operations.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

We will be required to expend substantial amounts of working capital in order to brew, distribute and market our Broken 7 brand of craft beer.  Our current operations have been funded entirely from capital raised from our private offering of securities from February 2014 through December 2015. We are entirely dependent on our ability to attract and receive additional funding from either the sale of securities or outside sources such as private investment or a strategic partner. We currently have no firm agreements or arrangements with respect to any such financing and there can be no assurance that any needed funds will be available to us on acceptable terms or at all. The inability to obtain sufficient funding of our operations in the future will restrict our ability to grow and reduce our ability to continue to conduct business operations. Our failure to raise additional funds will adversely affect our business operations, and may require us to suspend our operations, which in turn may result in a loss to the purchasers of our common stock.  After auditing our May 31, 2015 financial statements, our independent auditor issued a going concern opinion and our ability to continue is dependent on our ability to raise additional capital. If we are unable to obtain necessary financing, we will likely be required to curtail our development plans which could cause us to become dormant. Any additional equity financing may involve substantial dilution to our then existing stockholders.

The Company's ability to continue as a going concern is dependent on its ability to brew, distribute, and market our craft beer and ultimately achieve profitable operations and to generate sufficient cash flow from financing and operations to meet its obligations as they become payable.  Management may seek additional capital through a private placement and public offering of its common stock.  Although there are no assurances that management's plans will be realized, management believes that the Company will be able to continue operations in the future.

BRISSET BEER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management's Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and notes. Significant areas requiring the use of estimates relate to accrued liabilities and the impairment of goodwill.  Management believes the estimates utilized in preparing these financial statements are reasonable and prudent and are based on management's best knowledge of current events and actions the Company may undertake in the future. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Foreign Currency

The functional currency of the Company at February 29, 2016 and May 31, 2015 is the Canadian dollar. Transactions that are denominated in a foreign currency are re-measured into the functional currency at the current exchange rate on the date of the transaction. Any foreign currency denominated monetary assets and liabilities are subsequently re-measured at current exchange rates, with gains or losses recognized as foreign exchange losses or gains in the statement of operations. Nonmonetary assets and liabilities are translated at historical exchange rates. Expenses are translated at average exchange rates during the period. Exchange gains and losses are included in statement of operations for the period.

Adjustments arising from the translation of the Company's financial statements to United States dollars for presentation purposes due to differences between average rates and balance sheet rates are recorded in other comprehensive income.

Concentration of Credit Risk

The Company has no off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains all of its cash balances with two financial institutions in the form of demand deposits.

Loss per Share

Income or loss per share is calculated based on the weighted average number of common shares outstanding. Diluted loss per share does not differ from basic loss per share since the effect of the Company's warrants are anti-dilutive. Diluted income per share is calculated using the treasury stock method which uses the weighted average number of common shares outstanding during the period and also includes the dilutive effect of potentially issuable common shares from outstanding and warrants. At February 29, 2016, potential common shares of 6,317,500 (2015- 4,880,000) related to outstanding share purchase warrants were excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive.

BRISSET BEER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Comprehensive Income

In accordance with ASC 220, "Comprehensive Income" ("ASC 220") all components of comprehensive income, including net loss, are reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net loss and other comprehensive (income) loss, including foreign currency translation adjustments, are reported, net of any related tax effect, to arrive at comprehensive income. No taxes were recorded on items of other comprehensive income.

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

Uncertain Tax Positions

The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, Accounting for Uncertainty in Income Taxes. The Company had no material unrecognized income tax assets or liabilities for the year ended May 31, 2015 or for the year ended May 31, 2014. The Company's policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the years ended May 31, 2015 and 2014, there was no income tax, or related interest and penalty items in the income statement, or liability on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and Nevada State.  Tax years 2011 to present remain open to income tax examination.  The Company is not currently involved in any income tax examinations.

Fair Value of Financial Instruments

The book values of cash, prepaid expenses, and accounts payable approximate their respective fair values due to the short-term nature of these instruments. The fair value hierarchy under GAAP distinguishes between assumptions based on market data (observable inputs) and an entity's own assumptions (unobservable inputs). The hierarchy consists of three levels:

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

Revenue recognition

Revenue from the Company's craft beer business is received in the form of commissions.  The Company has contracted out services to a single supplier for brewing, labeling and distribution (note 4).  The Company recognizes commission revenue based on a percentage of sales with fixed margins as negotiated with the contract brewer.  Revenue is recorded at the time of delivery to the customer.

Any receivables remaining unpaid forty-five days after invoicing by Blue Spike will be charged to the Company.  Blue Spike undertakes to pay the said receivable account to the Company without delay once recovered, less the costs of collection and late penalty fees.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

BRISSET BEER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

ASU 2014-10 - Topic 915-  Development Stage Entities

In June 2014 the FASB issued ASU 2014-10 "Development Stage Entities (Topic 915)".  The objective of the guidance is to reduce cost and complexity in the financial reporting system by eliminating inception-to-date information from the financial statements of development stage entities. The new standard eliminates the concept of a development stage entity ("DSE") from U.S. GAAP. Therefore, the current incremental reporting requirements for a DSE, including inception-to-date information, will no longer apply. This standard is effective for annual reporting periods beginning after December 15, 2014. The Company has elected to early adopt this guidance effective with its May 31, 2014 consolidated financial statements.

ASU 2014-09 - Topic 606 - Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for annual and interim periods beginning on or after December 15, 2016, and early adoption is not permitted. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in the ASU. The Company does not expect any impact of adopting this guidance.

ASU 2014-12 - Topic 718 - Compensation - Stock Compensation

In June 2014, the FASB issued ASU 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period." This ASU provides more explicit guidance for treating share-based payment awards that require a specific performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2015. The Company does not expect the adoption of this guidance to have a material impact on the financial statements.

ASU 2014-15 - Topic 205-40 - Presentation of Financial Statements – Going Concern

August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements – Going Concern (Topic 205-40)", which requires management to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company adopted this new standard for the fiscal year ending May 31, 2014 and the Company will continue to assess the impact on its financial statements.

BRISSET BEER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 - CONTRACT BREWING AGREEMENT

On December 2, 2014 the Company entered into a Manufacturing and Distribution Agreement with Breuvages Blue Spike ("Blue Spike"). The agreement sets forth minimum quantities which Blue Spike will manufacture for the Company, manufacturing costs and a gross margin upon which the Company will earn its commission.

Blue Spike is responsible for brewing, labeling and distributing Broken 7 beer for the Company. The Company, with the approval of Blue Spike, can continue selling products manufactured by Blue Spike in the Company's own distribution network. Products sold within the Company's own distribution network are subject to higher margins for the Company.  The Company is responsible, at its expense, for the marketing and promotion of Broken 7, and has agreed to invest 25% of the gross margin of its products for marketing and advertising.

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

NOTE 5 – INTANGIBLE ASSETS

Broken 7

On April 4, 2014, the Company entered into an Asset Purchase Agreement with Scenario A, a private Quebec corporation, to purchase all assets relating to the product known as "Broken 7", a craft beer locally brewed in Montreal, Quebec, Canada.  Under the Asset Purchase Agreement, the Company agreed to acquire Broken 7 for $25,000 payable in two installments to Scenario A with $12,500 to be paid at closing and $12,500 to be paid 60 business days after the closing date of April 7, 2014 (second installment payment due date is July 3, 2014).  The purchase was of the Broken 7 trademark and recipe. No other assets were acquired.  The Company's principal executive officer and director, Stephane Pilon, also serves as Scenario A's President.  The Corporation's Secretary and director, Pol Brisset, also serves as Scenario A's Vice-President.  Mr. Pilon and Mr. Brisset are majority owners of Scenario A.  The Company made the first payment of $12,500 on closing.  The Company and Scenario A have amended the original agreement such that the due date of the second payment of $12,500 has been extended an additional 30 business days to August 15, 2014.  On August 14, 2014 the Company made the second payment. The fair value of Broken 7 is measured by level three hierarchy of fair value of financial instruments.

BRISSET BEER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 – STOCKHOLDERS' EQUITY

	Shares of common stock outstanding	Common stock	Additional paid-in capital	Warrants

Balance – May 31, 2015	3,200,500	320	1,322,054	69,126

Issuance of units	407,500	41	74,632	47,577

Balance – February 29, 2016	3,608,000	361	1,396,686	116,703

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

On December 22, 2015, the Company completed a financing issuing 267,500 units at $0.30 per unit for total proceeds of $80,250.  Each unit consist of one share of common stock, one A warrant, one B warrant, and one C warrant.  The A warrant is exercisable at a price of $0.35 per warrant until November 16, 2020, each B warrant is exercisable at a price of $0.40 per warrant until November 16, 2020, and each C warrant is exercisable at a price of $0.45 per warrant until November 16, 2020.  The units were issued pursuant to Regulation S of the Securities Act of 1993.

The warrants included in the units have been fair valued using the Black Scholes model.  The fair value of the warrants was determined using the following assumptions:  dividend rate – 0%; volatility – 36.05 % to 141%; risk free rate - 0.07%; and a term of five or six years.

BRISSET BEER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 – STOCKHOLDERS' EQUITY (continued)

WARRANTS

The Company has the following warrants outstanding as of February 29, 2016:

Exercise Price	Number	Expiry	Remaining Life

$0.05	1,500,000	1-Feb-19	2.92
$0.10	1,500,000	1-Feb-19	2.92
$0.15	550,000	1-Jun-19	3.26
$0.15	125,000	30-Jun-19	3.34
$0.20	130,000	09-Jan-20	3.86
$0.25	550,000	1-Jun-20	4.26
$0.25	125,000	30-Jun-20	4.34
$0.25	130,000	09-Jan-20	3.86
$0.25	135,000	17-Feb-20	3.97
$0.25	140,000	6-May-20	4.19
$0.30	135,000	17-Feb-20	3.97
$0.30	140,000	6-May-20	4.19
$0.35	65,000	7-Aug-20	4.44
$0.35	75,000	16-Oct-20	4.63
$0.35	267,500	16-Nov-20	4.71
$0.40	65,000	7-Aug-20	4.44
$0.40	75,000	16-Oct-20	4.63
$0.40	267,500	16-Nov-20	4.71
$0.45	75,000	16-Oct-20	4.63
$0.45	267,500	16-Nov-20	4.71
	6,317,500

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

BRISSET BEER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 – RELATED PARTY TRANSACTIONS - continued

The Company's Asset Purchase Agreement was executed with Scenario A. The Company's principal executive officer and director, Stephane Pilon, also serves as Scenario A's President.  The Corporation's Secretary and
director, Pol Brisset, also serves as Scenario A's Vice-President.  Mr. Pilon and Mr. Brisset are majority owners of Scenario A.  The Company has made total payments of $25,000 to Scenario A under the Asset Purchase Agreement.

On March 1, 2015, Biere Brisset International, Inc. entered into a 5-year Manufacturing and Distribution Agreement with La Compagnie de Biere Brisset, Inc. ("CBB"), a specialty brewer, to help bring to market and test new line extensions for beer brands owned by the Company.  CBB undertakes to sell the Products, while complying with policies, procedures, methods and conditions of promotion, of advertising and sales described in the agreement.  Proceeds, if any, from the sale of the Products are retained by CBB as compensation for its services. The Company's President, Chief Executive Officer, Chief Financial Officer, Treasurer and a director, Stephane Pilon, serves as CBB's Vice President and the Company's Secretary and director, Pol Brisset, serves as CBB's President. Pol Brisset and Stephane Pilon are majority owners of CBB.  As of August 31, 2015 there have been no expenses incurred in relation to this Agreement.

As of February 29, 2016 the Company had a payable to Stephane Pilon of $3,504 that included wages and expenses.

Item 2.                          Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements of Brisset Beer International, Inc. (the "Company"), which are included elsewhere in this Form 10-Q.  Certain statements contained in this report, including statements regarding the anticipated development and expansion of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements.  Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For a more detailed listing of some of the risks and uncertainties facing the Company, please see the Form 10-K for the year ended May 31, 2015 filed by the Company with the Securities and Exchange Commission.

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

On December 2, 2014 the Company entered into a Manufacturing and Distribution Agreement with Breuvages Blue Spike ("Blue Spike"). The agreement sets forth minimum quantities which Blue Spike will manufacture for the Company, manufacturing costs and a gross margin upon which the Company will earn its commission.

Blue Spike is responsible for brewing, labeling and distributing Broken 7 beer for the Company. The Company, with the approval of Blue Spike, can continue selling products manufactured by Blue Spike in the Company's own distribution network. Products sold within the Company's own distribution network are subject to higher margins for the Company.  The Company is responsible, at its expense, for the marketing and promotion of Broken 7, and has agreed to invest 25% of the gross margin of its products for marketing and advertising.

Results of Operations

Three months ended February 29, 2016 compared to the three months ended February 28, 2015

Revenues

The Company recognized $10,100 of commission revenue from the sale of craft beer during the three months ended February 29, 2016 compared to $9,483 for the three months ended February 28, 2015.

Operating Expenses and Net Loss

For the three months ended February 29, 2016 our net loss was $35,299 compared to $22,934 for the three months ended February 28, 2015.  Expenses have increased in the three months ended February 29, 2016 compared to the three months ended February 28, 2015 primarily due to increased operating expenses and professional expenses.  Operating expenses increased in the three months ended February 29, 2016, to $25,110 (2015 - $15,785), which comprised of advertising and promotion of $11,429 (2015 - $6,260), no commissions  (2015 - $1597), management fee of $9,747 (2015 - $6,604), travel of $894 (2015 - $772), miscellaneous of $1,255 (2015 - $552) and wages of $1,805 (2015 - $nil).  Wages increased due to the new hire of a promotional representative for approximately three months to help generate sales.   Office and sundry expenses decreased to $7,700 for the three months ended February 29, 2016 compared to $9,296 for the three months ended February 28, 2015.  Professional fees were $11,063 in the three months ended February 29, 2016 compared to $5,532 for the three-months ended February 28, 2015.  The higher professional fees in 2016 were the result of the Company incurring increased legal fees relating to filing disclosures.  The Company paid $1,076 in management and director fees during the three months ended February 29, 2016 compared to $1,321 during the same period in 2015.

Nine months ended February 29, 2016 compared to the nine months ended February 28, 2015

Revenues

Sales of our Broken 7 craft beer commenced in September 2014.  The Company earned $43,970 of commission revenue from the sale of craft beer during the nine months ended February 29, 2016 compared to $20,015 during the nine months ended February 28, 2015.

Operating Expenses and Net Loss

For the nine months ended February 29, 2016 our net loss was $66,757 compared to $90,022 for the nine months ended February 28, 2015. Decrease in net loss was due primarily to the increased revenue for the nine months ended February 29, 2016 compared to the nine months ended February 28, 2015.   Expenses have increased slightly in the nine months ended February 29, 2016 compared to the nine months ended February 28, 2015 .  Operating expenses increased in the nine months ended February 29, 2016 to $61,440 from $38,030 in the nine months ended February 28, 2015 due to the commencement of the compensation payable to Mr. Pilon being recognized as an operating expense. Operating expenses comprised of advertising and promotion of $24,836 (2015 - $26,844), commissions of $845 (2015 - $2,303), management fee of $27,444 (2015 - $6,604), travel of $2,589 (2015 - $1,601), miscellaneous of $3,922 (2015 - $678) and wages of $1,805 (2015 - $0).  Wages includes the new hire of a promotional representative for approximately three months to help generate sales. Professional fees were $21,988 in the nine months ended February 29, 2016 compared to $39,854 for the nine-months ended February 28, 2015.  The higher professional fees in 2015 were the result of the Company incurring increased legal fees relating to its change of business and due to investor relations.  Office and sundry increased in the nine months ended February 29, 2016 to $22,559 from $19,392 in the nine months ended February 28, 2015 mainly due to higher accounting fees in 2016 compared to 2015.  The Company paid $3,384 in management and director fees during the nine months ended February 29, 2016 and $11,313 during the same period in 2015.  The decrease was due to signing bonus paid to the Company's principal executive officer in 2015.

Liquidity and Capital Resources

We had a cash balance of $73,907 and a working capital of $73,529 at February 29, 2016.  Net cash used in operating activities during the nine months ended February 29, 2016 was $81,690 compared to $74,176 during the nine months ended February 28, 2015.  A portion of the fluctuation was due to a decrease of the net loss for the nine months ended February 29, 2016 to $66,757 from $90,022 for the nine months ended February 28, 2015.  In addition, in the nine months ended February 29, 2016 we had an outflow in accounts payable and accrued liabilities of $5,485 compared to a net inflow of $13,486 from an increase in accounts payable and accrued liabilities in the nine months ended February 28, 2015.  There was a net outflow in related parties in the nine months ended February 29, 2016 of $117 compared to a net inflow of $3,957 for the same period in 2015.  In the nine months ended February 29, 2016 there was an outflow of $3,738 in changes in accounts receivable compared to an outflow of $8,147 for the same period in 2015.  There were financing activities of $122,250 received from the issuance of units during the nine months ended February 29, 2016, compared to $101,500 received from the issuance of shares for the nine months ended February 29, 2015.  There were no investing activities for the nine months ended February 29, 2016 while for the nine months ended February 28, 2015 investing activities consisted of cash used of $12,500 from changes in the amount due under to asset purchase agreement.

Between August 2011 and February 2016 the Company has raised a total of $1,097,750 However, even with these financings current cash on hand is not sufficient to fund all of the Company's requirements for the next twelve months.

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

Going Concern Consideration

The Company is continuing to focus on developing a craft brewing business.  Sales of our Broken 7 craft beer commenced in September 2014.  During the nine months ended February 29, 2016, the Company incurred a net loss of $66,757 and expects losses to continue until it can achieve profitability from its craft beer operations. Since inception on May 11, 2010, the Company has an accumulated deficit of $1,416,675 to February 29, 2016.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

We will be required to expend substantial amounts of working capital in order to brew, distribute and market our Broken7 brand of craft beer.  Our current operations to date have been funded entirely from capital raised from our private offering of securities from February 2014 through February 2016. We are entirely dependent on our ability to attract and receive additional funding from either the sale of securities or outside sources such as private investment or a strategic partner. We currently have no firm agreements or arrangements with respect to any such financing and there can be no assurance that any needed funds will be available to us on acceptable terms or at all. The inability to obtain sufficient funding of our operations in the future will restrict our ability to grow and reduce our ability to continue to conduct business operations. Our failure to raise additional funds will adversely affect our business operations, and may require us to suspend our operations, which in turn may result in a loss to the purchasers of our common stock.  After auditing our May 31, 2015 financial statements, our independent auditor issued a going concern opinion and our ability to continue is dependent on our ability to raise additional capital. If we are unable to obtain necessary financing, we will likely be required to curtail our development plans which could cause us to become dormant. Any additional equity financing may involve substantial dilution to our then existing stockholders.

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

Item 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of February 29, 2016. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that the Company's disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.  The Company's property is not the subject of any pending legal proceedings.

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

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Sectionv18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   April 6, 2016

BRISST BEER INTERNATIONAL, INC.

By:  /s/ Stephane Pilon
       Stephane Pilon
       President, Chief Executive Officer, Chief Financial Officer, and Treasurer
     (Principal Executive, Financial, and Accounting Officer)