Form 10-K
period 2016-05-31
Brisset Beer International, Inc.
filed 2016-08-30
CIK 1495648

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2016

Commission file number: 000-54452
BRISSET BEER INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	80-0778461
(State of incorporation)	(I.R.S. Employer Identification No.)

370 Guy Street, Suite G9, Montreal, Quebec, Canada, H3J 1S6
 (Address of principal executive offices)

(514) 906-6851
(Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as November 30, 2015 was $511,000.

The number of shares of the issuer's common stock issued and outstanding as of August 23 ,2016 was 9,608,000 shares.
Documents Incorporated By Reference:  None

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking information. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management of Brisset Beer International, Inc. (the "Company", "BBI", "us" or "we") and other matters. Forward-looking information may be included in this Annual Report on Form 10-K or may be incorporated by reference from other documents filed with the Securities and Exchange Commission (the "SEC") by the Company. One can find many of these statements by looking for words including, for example, "believes," "expects," "anticipates," "estimates" or similar expressions in this Annual Report on Form 10-K or in documents incorporated by reference in this Annual Report on Form 10-K. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

The Company has based the forward-looking statements relating to the Company's operations on management's current expectations, estimates and projections about the Company and the industry in which it operates. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In particular, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, the Company's actual results may differ materially from those contemplated by these forward-looking statements. Any differences could result from a variety of factors, including, but not limited to general economic and business conditions, competition, and other factors.

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

On April 4, 2014, the Company entered into an asset purchase agreement (the "Asset Purchase Agreement") with Scenario A, a Quebec corporation ("Scenario A"), to purchase all of its assets relating to "Broken7", a craft beer to be brewed in Montreal, Quebec, Canada, for a purchase price of $25,000. The Asset Purchase Agreement relates to the Broken7 trademark and recipe only.  No other assets were acquired.  $12,500 was paid at closing and $12,500 was to be paid 60 business days after the closing date of April 7, 2014.  By letter agreement dated July 16, 2014, the parties agreed to extend the date on which the second payment of $12,500 was due to August 15, 2014.  The Company made the final installment of $12,500 to Scenario A on August 14, 2014.

Effective July 24, 2014, the Company changed its state of incorporation from Florida to Nevada and its name from "Buckeye Oil & Gas, Inc." to "Brisset Beer International, Inc." by the merger of Buckeye Oil & Gas, Inc. with and into its wholly-owned subsidiary, Brisset Beer International, Inc.

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

On November 10, 2014, the Company entered into a Service Agreement with Sandberg International Limited to provide investor relations for the Company. For such services, Sandberg International receives $500 per month, and on November 10, 2014, was issued 125,000 shares of common stock of the Company, Class A warrants to purchase 125,000 shares of common stock exercisable at $0.15 per share and a Class B warrant to purchase 125,000 shares of common stock exercisable at $0.25 per share.  The agreement shall continue until either party notifies the other that it desires to terminate the agreement on 30 days' written notice.

On December 2, 2014 Biere Brisset International Inc., a wholly owned subsidiary of the Company ("BBII"), entered into a five-year manufacturing and distribution agreement with 90127-2021 Quebec Inc., a Quebec company doing business as Breuvages Blue Spike ("Blue Spike") pursuant to which Blue Spike has the exclusive right to manufacture, distribute and sell BBII's Broken7 beer in certain designated networks in the following Canadian provinces and U.S. states: Newfoundland, Prince- Edward Island, New Brunswick, Nova Scotia, Quebec, Ontario, Maine, New Hampshire, Vermont, New York, Massachusetts, Connecticut, Rhode Island, New Jersey, Pennsylvania, Ohio, Michigan, Illinois, Indiana, Kentucky, West Virginia, Virginia, Washington DC, Delaware, Maryland. The Company granted Blue Spike a right of first refusal to act as exclusive agent for the distribution and sale of its products in other new territories.

Subject to Blue Spike's approval, the Company may sell products manufactured by Blue Spike in the Company's own distribution network. Products sold within the Company's own distribution network are subject to higher margins for the Company.  The Company is responsible, at its expense, for the marketing and promotion of Broken7, and has agreed to invest 25% of the gross margin of its products for marketing and advertising.

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

On March 1, 2015, BBII entered into a five-year manufacturing and distribution agreement (the "CBB Agreement") with La Compagnie de Biere Brisset, Inc. ("CBB"), a specialty brewer, to help bring to market and test new line extensions for beer brands owned by the Company.  The CBB Agreement grants CBB the right to manufacture Broken7 beer in accordance with certain minimum and production capacities set forth in the Agreement. Proceeds, if any, from the sale of  BBI products will be retained by CBB as compensation for its services.  Unless earlier terminated by BBII's bankruptcy, insolvency or sale of its business or assets or the gross misconduct or negligence of CBB, the Agreement will automatically renew for an additional five-year term unless either party notifies the other of its intention not to renew 180 days prior to the expiration of the initial term.

On April 1, 2016, BBII amended the manufacturing and distribution agreement (the "Amendment") with Blue Spike to clarify certain of the business terms regarding the margins, pricing and distribution networks

Industry Background

Based on the most recent data available from the Government of Canada's Department of Agriculture and Agri-food Canada, Canadian brewers today hold an 89% share of the domestic beer market. In 2012, 242 establishments were operating in Canada with the majority in Ontario (90), British Columbia (68) and Quebec (49). The industry generated revenues of $4.9 billion, and employed 9,081 people. Sales of beer in Canada totalled 2.3 billion litres in 2013, with 2.0 billion litres representing Canadian beer. The beer industry is dominated by three major multinational companies who control approximately 90% of retail sales. Given the growing consumer interest in international beer selection, the industry is a net importer of beer, with imports amounting to $671.2 million in 2014 and exports of $215.4 million in the same year. The United States accounts for 96% of exports and the majority of imports come from the United States (25%), followed by the Netherlands (19%), Mexico, Belgium, and the United Kingdom.  Between 2004 and 2012, sales of goods manufactured by the Canadian beer industry increased 11.6% from $4.4 billion to $4.9 billion. During the same period, exports of beer declined at an average annual rate of 4.1%, imports had an average annual growth rate of 6.8%. Imports as a percentage of the domestic market increased slightly from 8% in 2004, up to 11.4% in 2012. In 2012, direct employment returned to 2004 levels with just over 9,000 employees. In recent years the craft beer industry has experienced resurgence. Even as per capita beer consumption dropped, sales and consumption of craft beers have been on the rise

According to the 2015 Annual Statistical Bulletin released from Beer Canada, a voluntary trade association based in Ottawa, Ontario, in 2014 Canadians enjoyed over 22 million hectolitres (hL) of beer. Canadian beer accounts for 84% of this figure, totaling 18,944,275 hL, a decrease of 1.2% compared to 2013. Imported beer sales increased by 3.7% in 2014 to a total of 3,571,558 hL. Since 2009 the Canadian beer category has declined by 795,295 hL or 3.4%. The number of licensed breweries in Canada has risen almost 70% over the past five years to 520 operating in 2014. Over half of these breweries make their products in Ontario and Québec. For years the Canadian beer industry has held an impressive environmental record in terms of brewing plant operations and control of packaging. An average of 99% of beer bottles are returned in Canada. Increasing can sales show the container rose to a 51.1% share of the domestic packaged beer market in 2014. Draught sales grew slightly by 0.20% and bottle sales fell 3.8%. Total (domestic + imported) wine sales increased by 2.2% between 2013 and 2014. Coolers and spirit sales increased by 0.5% and 0.2% respectively. Consumer Price Index figures from Statistics Canada show Canada's overall inflation in 2014 rose by 2.0%. In the beverage alcohol category, beer and spirits prices rose while wine prices fell. Retail prices for beer and spirits increased 1.1% and wine prices decreased 0.2%. Domestic consumption of Canadian and imported beer in 2014 stood at 64.35 litres per person based on total population. At the provincial level, per capita consumption is highest in Newfoundland at 79.39 litres. Québec and Alberta have the second and third highest per capita consumption at 72.27 and 68.15 litres respectively.

According to the latest statistics from the Brewers Association in the U.S., craft beer sales volume increased 12.8% to 24.1 million barrels of beer in 2015 over 2014, reaching 12.2% of the total market share of beer sales.  The craft beer market reached $22.3 billion, which represents dollar sales growth of 16% in 2015 over 2014.  In terms of U.S. beer production volume, craft beer increased 13% in 2015 over 2014, and the number of craft breweries increased 18.1% to 4,225 in 2015 over 2014.

Small and independent American craft brewers contributed $55.7 billion to the U.S. economy in 2014. The figure is derived from the total impact of beer brewed by craft brewers as it moves through the three-tier system (breweries, wholesalers and retailers), as well as all non-beer products like food and merchandise that brewpub restaurants and brewery taprooms sell.

The craft beer industry in the U.S. also provided more than 424,000 jobs, with more than 115,000 jobs directly at breweries and brewpubs, including serving staff at brewpubs.

Business Strategy

We brew, market and sell a craft beer brand called Broken7, which is brewed in Quebec, Canada.  Craft beer is defined as a beer with a distinctive flavor, produced in small quantities and distributed in a particular region. Current Broken 7 product lineup includes Blonde Ale 500ml bottles, Blonde Ale 30L kegs, Blonde Ale 50L kegs, IPA 500ml bottles, IPA 30L kegs, IPA 50L kegs.

Community events to date include: Adidas Montreal, St. Patrick's Day Prohibition, St. Patrick's Day BierMarkt, Lancement Atelier Le Gymnase, BierMarkt Staff Party, Les Houblonneries, Broken 7 Takeover, Meat the Street, Exposition Jake Bannon Neon Stores & Broken 7, Portes Ouvertes Enterprises, Vernissage David Bicari, Brasserie Biere Brisset Spring Cleaning, Kick Off Party Les Princes, Tournois Les Princes, Surf Swap, Degustation chez Les Technologies Seedbox, 1er Juillet – Chez Dallaire & Broken 7.

Beer Festivals to date include: Mondial de la Biere, Festibere de Gatineau.

Broken 7 is the official beer of Ca Va Brasser for the 2016 season.  Ca Va Brasser is a TV show which profiles microbreweries in Quebec and is aired on the French-language television network, V.  As a cross promotion with Ca Va Brasser, Broken 7 created an exclusive, limited edition flavor of beer (Pale Ale) for sale in participating Metro stores across Quebec.

The central elements of our business strategy include:

•	Develop great tasting beers with vintage labels inspired by Kölsch Pilsners and American-style India Pale Ales.
•	Engage our contract brewer to produce, bottle, distribute, and label our Broken7 products, which allows us to focus on sales and marketing.
•	Target retail chains, grocery outlets, independent craft beer stores, and on-premise accounts.
•	Implement an aggressive retail distribution program focused on approximately 1,500 stores across Quebec.
•	Display and promote Broken7 in retail chains that make our products accessible to consumers.
•	Access independent craft beer stores and negotiate premium fridge shelf position to attract consumer attention.
•	Activate the brand in on-premise market campaigns.
•	Promote the brand through social media.
•	Participate in Quebec's beer festivals to promote the brand and connect with the target consumer.
•	Strategically price Broken7 products at a premium level to give the retailers stronger margins to push and create promotions.

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

On December 2, 2014, the Company entered into a manufacturing and distribution agreement with Blue Spike, which grants Blue Spike the exclusive right to manufacture and act as its agent to distribute and sell its Broken7 bottled beer and keg products in certain designated Canadian provinces and nineteen states in the U.S.

On March 1, 2015, the Company entered into a manufacturing and distribution agreement with CBB to help bring to market and test new beer recipes. Proceeds, if any, from the sale of our beers are retained by CBB as compensation for its services.

On April 1, 2016, BBII amended the manufacturing and distribution agreement to clarify several sections of the agreement, include new Broken7 products, and include the updated BBII Margins for new Broken7 products.

We believe that by using contract brewers to produce, bottle, distribute, and label Broken7 products, we have been able to reach initial sales much earlier and with less initial capital investment than if we had built our own brewing plant.  Hiring contract brewers has also allowed us to focus our efforts on sales and marketing of our brand.

Packaging

We currently sell Broken7 Blonde Ale and Broken7 IPA in 500 milliliter bottles, 30-liter kegs, and 50-liter kegs.  We are also testing new Broken7 recipes in 50-liter kegs.  In the future, we have plans to distribute Broken7 products in 473-milliliter cans.

Quality Control

Our quality control panel meets at the time each brew is complete.  The panel tastes each batch to ensure we deliver the best beer we can. The panel consists of three experienced brewers, our president and a representative of the contract brewer.

Ingredients and Raw Materials

Broken7 Blonde Ale is an ale inspired by the Kölsch beers of Cologne Germany, and uses Pilsner toasted wheat, carafoam malt, and Halertau hops. Broken7 IPA is an American-style India Pale Ale that uses Cascade, Chinook, and Citra hops and Canadian Two Row and Crystal 75 malts.  The Company has contracted out services to a contract brewer who is responsible for acquiring the ingredients and raw materials for the two beers we sell. The Company has also contracted out services to another contract brewer who is responsible for acquiring the ingredients and raw materials for the beer recipes that we test.

Distribution

In the province of Quebec the distribution system is direct from the brewery to the retailer. With limited exceptions, all brewers in the United States are required to sell their beers to independent wholesalers, who then sell the beers to retailers. The Company contracts out services to Blue Spike for brewing, labeling and distribution of our bottled products and kegs.  Blue Spike delivers beer to vendors on behalf of the Company, collects the proceeds from sale, and then pays the Company the respective commission.  Broken7 is currently sold in Quebec, Canada.

Sales and Marketing

We have five main marketing programs for Broken7.

Online. We believe that our online communications program increases Broken7's visibility to consumers.  The purpose of the online communication program is to direct consumers to the Broken7 website. The address of our website is www.brissetbeer.com. The website includes a store locator that informs consumers of the closest retailer that carries Broken7. The web site also hosts an online shop that offers t-shirts, hats, glasses and many other branded materials. We also use social media to communicate information, events, pictures, videos and other brand relevant information to consumers.

Events. We promote Broken7 at on-premise events such as "happy hour" where consumers and on-premise staff will have the opportunity to learn about and sample Broken7 products.  In addition, we participate in Quebec's major beer festivals in order to directly connect with consumers to build brand awareness and consumer relationships.

Ambassador Program. We have established relationships with key influencers in the province of Quebec to represent the spirit of the brand.  Key influencers are individuals who attend industry events and promote the Broken7 brand at on-premise locations.

In-store promotion. The Company has contracted out services to a contract brewer who is responsible for brewing, bottling, labelling and distributing Broken7 bottled products and kegs. With the help of our contract brewer we distribute Broken7 in retail stores, in Quebec, Canada. Such stores may have periodic promotions such as in-store displays, contest promotions, and price incentives.

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

The craft beer segment is increasingly competitive due to the proliferation of small craft brewers, including contract brewers, and the large number of products offered by such brewers. Craft brewers have also encountered more competition as their peers expand distribution. Competition also varies by regional market. Depending on the local market preferences and distribution, we expect to encounter strong competition from microbreweries, regional specialty brewers and several national craft brewers that include Sleeman, Unibroue, McAuslan and Brasseurs du Nord. Because of the large number of participants and number of different products offered in this segment, the competition for packaged product placements and especially for draft beer placements has intensified. Also many brewers will have greater financial and other resources than we have. We believe our competitive advantages include attractive labeling and bottle design, social media communication, and promotional events where samples of Broken7 are made available.

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

In the past several years, many major distilled spirits producers and national brewers have introduced flavored alcohol beverages in the higher-priced end of the malt beverage industry such as Smirnoff Ice and Mike's Hard Lemonade. We believe sales of these products, along with strong growth in the imported and craft beer segments of the malt beverage industry, contributed to an increase in the overall Canada and U.S. alcohol market. We believe that these products are particularly popular in regions and markets where we hope to sell our products.

We also believe that the competitive environment in Canada and the U.S. is such that large domestic brewers are trying to grow market share by purchasing small craft breweries.

Regulation

Any craft brewed beer that we market and sell in Canada will be subject to government regulations in Canada.

Food and Drugs Act

Health Canada is responsible for establishing standards for the safety and nutritional quality of all foods sold in Canada. The department exercises this mandate under the authority of the Food and Drugs Act and pursues its regulatory mandate under the Food and Drug Regulations.

All health and safety standards under the Food and Drug Regulations are enforced by the Canadian Food Inspection Agency ("CFIA"). The CFIA is also responsible for the administration of non-health and safety regulations concerning food packaging, labeling and advertising.

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

The federal excise tax system for alcoholic beverages presently in effect in Canada imposes duties on beer produced in Canada when it is shipped from the brewery to provincial liquor board warehouses or industry-owned stores. The excise duty on imported beer is calculated from the point where beer is imported and received into liquor board 'bonded' warehouses, but does not become due until the beer is shipped to the point of retail sale. This imposition point eliminates competitive distortions between domestic and imported beer, and between beer and other alcoholic beverages.

In Quebec, under the regulatory agency RACJ (regie d'alcool des courses et des jeux), a brewer's license includes the right to warehouse and distribute beer and to sell directly to licensed retailers such as on-premise accounts, retail and grocery chains.

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

Employees

We currently have two employee,  Stephane Pilon, who is a full-time employee and one other, full-time promotional representative. Our other officer and director provides planning and organizational services for us on a part time basis.

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

Risk Factors Relating to Our Company

1.
Our independent auditor has issued a going concern opinion after auditing our May 31, 2016 financial statements.  Our ability to continue is dependent on our ability to raise additional capital and our operations could be curtailed if we are unable to obtain required additional funding when needed.

We will be required to expend substantial amounts of working capital in order to market, distribute and sell our Broken7 brand of craft beer. Our operations were funded entirely from capital raised from our private offering of securities from May 2010 through May 2016. From September 2014 to May 31, 2016, we only generated $85,614 in revenues. We will continue to require additional financing to execute our business strategy.  We are currently dependent on external sources of financing for the foreseeable future, of which we have no commitments. Our failure to raise additional funds in the future will adversely affect our business operations, and may require us to suspend our operations, which in turn may result in a loss to the purchasers of our common stock. We are dependent on our ability to attract and receive additional funding from either the sale of securities or outside sources such as private investment or a strategic partner. We currently have no firm agreements or arrangements with respect to any such financing and there can be no assurance that any needed funds will be available to us on acceptable terms or at all. The inability to obtain sufficient funding of our operations in the future could restrict our ability to grow and reduce our ability to continue to conduct business operations. For the year ended May 31, 2016, we incurred a net loss of $112,863 and used cash in operations of $121,488.  After auditing our May 31, 2016 financial statements, our independent auditor issued a going concern opinion and our ability to continue is dependent on our ability to raise additional capital. If we are unable to obtain necessary financing, we will likely be required to curtail our development plans which could cause us to become dormant. Any additional equity financing may involve substantial dilution to our then existing stockholders.

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

As of May 31, 2016, our cash on hand was $33,655. Despite the closing of 3 separate financings on August 10, 2015, November 13, 2015 and December 22, 2015 for total gross proceeds of $122,250, we will require additional funds to achieve our current business strategy and our inability to obtain additional financing will interfere with our ability to develop our business. Current cash on hand is insufficient to fund all of our anticipated operating needs for the next twelve months. As we have not yet generated enough revenues to successfully achieve profitable operations, we will require substantial additional capital to fund our operations for the next twelve months and in order to pursue our business plan.  Because we currently generate limited cash flow from operations we need to raise additional capital, which may be in the form of loans from current shareholders and/or from public and private equity offerings.  Our ability to access capital will depend on our success in implementing our business plan.  It will also be dependent upon the status of the capital markets at the time such capital is sought.  Any such financing may not be on favorable terms and may be dilutive to current shareholders.  Should sufficient capital not be available, the development of our business plan could be delayed and, accordingly, the implementation of our business strategy would be adversely affected. In such event it would not be likely that investors would obtain a profitable return on their investments or a return of their investments at all.

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

5.	Manufacturing prices of Broken7 bottled products and kegs can increase significantly which could erode operating margins, and adversely impact financial results.

The cost of producing Broken7 bottled products and kegs by our contract brewer can increase significantly based on a number of factors which can include but are not limited to fermentation time, daily capacity, minimum orders and the equipment used by Blue Spike for the manufacturing of products, as well as the costs of raw materials and ingredients used for the brewing and bottling process.  Our manufacturing and distribution agreement states that an increase in the cost of any raw material will be effective on the Company's products manufactured by Blue Spike from the date of implementation of the price change by Blue Spike's suppliers.  This can result in a sudden increase in costs which could erode operating margins and adversely impact our financial results.

6.	Our third party contract brewer also produces beer for our competitors, which leads to conflict of interest.

We do not have exclusivity with the brewer with which we contract and such brewer also produces beer for our competitors.  As a result, there may be times in the future where our current or future contract brewers elect to brew our competitors' beer rather than ours.  This situation may arise if our contract brewers are confronted with capacity issues.  While we intend on monitoring our contract brewers' ability to fulfill their obligations to us we cannot guarantee that conflicts will not arise in the future.  If such a conflict resulted in our contract brewers not supplying us with sufficient volume of our product to meet our sales obligations we would be faced with a number of operational tasks, including establishing and maintaining our own brewing facilities or sourcing another contract brewer.  Such an undertaking would require significant effort and substantial time to complete, during which the distribution of our products could be impaired.

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

Our craft beer efforts are currently focused on a single brand of craft beer, Broken7.  The brewing, distributing and selling of a new craft beer is extremely risky. We can provide investors with no assurance that Broken7 will ever establish itself in the marketplace nor can we provide any assurance that we will ever establish profitable operations.  Few brands of craft beer are ever ultimately profitable and seldom result in successful brands. We have made, and expect to continue to make, significant advertising and promotional expenditures to enhance our brand. These expenditures may not result in higher sales volume and may adversely affect the Company's results of operations in a particular quarter or even for the full year. Furthermore, we can provide investors no guarantee that these expenditures will be effective in building brand equity or growing long-term sales. If our advertising and promotional investments fail, any money spent on brand development would be lost, which may have a material adverse effect on the Company's results of operations, cash flows and financial position.

16.	We may fail in our efforts to develop, test, and bring to market new line extensions for Broken7.

We currently test brew different beer recipes to evaluate drinker interest through our manufacturing and distribution agreement with CBB.  We can provide investors with no assurance that these recipes will appeal to consumers nor can we provide assurance that they will ever be produced commercially. Very few recipes of craft beer ever ultimately reach the commercial development stage. If we fail in our efforts to develop, test, and bring to market new line extensions for Broken7, any money spent on development would be lost, which may have a material adverse effect on the Company's results of operations, cash flows and financial position.

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

A "code of ethics" is a written standard that are reasonably designed to deter wrongdoing and to promote:

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

Our principal shareholders who are also our only officers and directors beneficially own collectively approximately 89% of our outstanding common stock.   As a result, these shareholders will have the ability to control substantially all matters submitted to our stockholders for approval including:

	• election of our board of directors;
	• removal of any of our directors;
	• amendment of our Articles of Incorporation or bylaws; and
	• adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

As a result of their ownership, our principal shareholders are able to influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions.  In addition, it is possible for our principal shareholders may sell or otherwise dispose of all or a part of their shareholdings which could affect the market price of our common stock if the marketplace does not orderly adjust to the increase in shares in the market and the value of your investment in the Company may decrease.  The controlling shareholders' stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

22.
We have two employees, our principal executive officer, who will work approximately thirty hours per week on our business and a full-time promotional representative.  Consequently, we may not be able to monitor our operations and respond to matters when they arise in a prompt or timely fashion.  Until we have additional capital or generate more than limited revenue, we will have to rely on consultants and service providers, which will increase our expenses and increase our losses.

We have two employees, our principal executive officer, who will work on our business thirty hours per week and a full-time promotional representative. We have a limited ability to monitor our operations, as well as a limited ability to respond to inquiries from third parties, such as regulatory authorities or potential business partners.  Though we may rely on third party service providers, such as accountants and lawyers, to address some of our matters, until we raise additional capital or generate more than limited revenue, we will have to rely on consultants and third party service providers to monitor our operations, which will increase our expenses and may have a negative effect on our results of operations.

RISK FACTORS RELATING TO OUR COMMON STOCK

23.           We may, in the future, issue additional common stock, which would reduce investors' percent of ownership and may dilute our share value.

Our Articles of Incorporation authorizes the issuance of 500,000,000 shares of common stock, par value $.0001 per share, of which 9,608,000 shares are currently issued and outstanding. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

24.           Our principal shareholders may decide to sell their shares in the Company, reducing the price you may receive upon a sale.

Our principal shareholders, who are also our only officers and directors, beneficially own approximately 89% of our outstanding common stock.  If and when they sell their shares in the market, such sales by our principal shareholders within a short period of time could adversely affect the market price of our common stock if the marketplace does not orderly adjust to the increase in the number of shares in the market. This will result in a decrease in the value of your investment in the Company.

25.           Our common stock is subject to the "penny stock" rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

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

As a public company subject to the reporting requirements of the Exchange Act of 1934, we incur ongoing expenses associated with professional fees including for accounting, legal and other expenses related to annual and quarterly reports and proxy statements and other SEC filings. We estimate that these costs will range up to $141,000 per year for the next few years and will be higher if our business activity increases. As a result, we may not have sufficient funds to grow our operations.

Item 1B.   Unresolved Staff Comments

There are no unresolved staff comments.

Item 2.   Description of Properties

Corporate Office

We do not own any real property. We currently maintain offices on a shared basis at 8275 S. Eastern Avenue, Suite 200, Las Vegas, Nevada, 89123 pursuant to lease for $150 per month which expires in October 2016. In addition, our head office is located at 370 Guy Street, Suite G9, Montreal, Quebec, H3J 1S6.  We are able to use this office space free of charge as it is the office space we share with the offices of other businesses owned by our principal executive officer. Management believes that our office space is suitable for our current needs.

Item 3.   Legal Proceedings

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.  The Company's properties are not the subject of any pending legal proceedings.

Item 4.   Mine Safety Disclosures

The Company has no mining operations.

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

There has been no market for our securities. Our common stock is not traded on any exchange or on the over-the-counter market. Effective July 24, 2014 the Company received approval from FINRA under the symbol BBII.OB for our common stock to be eligible for trading on the OTC Pink. However, a market has not yet developed.  There is no assurance that a trading market will develop, or, if developed, that it will be sustained.

Security Holders

As of August 23, 2016, there were approximately 44 holders of record of the Company's common stock.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities that were not previously reported, other than on August 22, 2016, we sold 3,000,000 shares of common stock to each of Stephane Pilon and Pol Brisset for an aggregate of $3,000. Messrs. Pilon and Brisset also each received Class A warrants to purchase an aggregate of 1,500,000 shares of our common stock at an exercise price of $0.05 per share and Class B warrants to purchase an aggregate of 1,500,000 shares of our common stock at an exercise price of $0.10 per share. Such warrants expire in five years from the date of issuance and are immediately exercisable on a cashless basis.

Purchases of Equity Securities by the Company and Affiliated Purchasers

None

Item 6.   Selected Financial Data

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 7.   Management's Discussion and Analysis or Plan of Operation

Our Management's Discussion and Analysis contains not only statements that are historical facts, but also forward-looking statements which involve risks and uncertainties and assumptions. Because forward-looking statements are inherently subject to risks and uncertainties, our actual results may differ materially from the results discussed in the forward-looking statements. The following discussion and analysis of financial condition and results of operations of the Company is based upon, and should be read in conjunction with, the audited financial statements and related notes elsewhere in this Annual Report on Form 10-K.

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

Results of Operations

The Year Ended May 31, 2016 compared to the Year Ended May 31, 2015

Revenues

The Company recognized $49,848 in commission revenue for the year ended May 31, 2016, compared to $35,766 for the year ended May 31, 2015, which represented commissions paid to the Company under the Blue Spike manufacturing and distribution agreement. The increase in $14,082, or approximately 39%, for the year ended May 31, 2016 to May 31, 2015 was a result of revenue being booked in the first quarter of year ended May 31, 2016 versus zero revenue being booked in the first quarter for the year ended May 31, 2015

Net Loss

For the year ended May 31, 2016 our net loss was $112,863 compared to $122,397 for the year ended May 31, 2015.

Operating Expenses

Total operating expenses were $162,711 in the year ended May 31, 2016 compared to $158,163 in the year ended May 31, 2015.   Operating expenses for the year ended May 31, 2016 were $88,683 compared to $52,038 for the year ended May 31, 2015.  The increase in operating expenses was due to the hiring of a full time marketing employee and an increase to Stephan Pilon's employment agreement.  Operating expenses for the year ended May 31, 2016 comprised of advertising and promotion of $32,609 (2015 - $32,115), commissions of $850 (2015 - $2,635), management fee of $37,815 (2015 - $12,918), travel of $4,503 (2015 - $2,593), wages and benefits of $12,475 (2015 - $1,067) and miscellaneous of $431 (2015 - $710).  Professional fees and expenses were $37,252 in the year ended May 31, 2016 compared to $57,046 in the year ended May 31, 2015.  The higher professional fees in 2015 were the result of the Company incurring increased legal fees relating to its change of business and due to investor relations.  Office and sundry decreased slightly to $30,432 in the year ended May 31, 2016 from $34,580 in the year ended May 31, 2015.  The Company paid $4,538 in management and director fees during the year ended May 31, 2016 compared to 12,576 in the year ended May 31, 2015.  The higher fees in 2015 were due to the commencement of compensation paid to the Company's principal executive officer in November, 2014.

Liquidity and Capital Resources

We had a cash balance of $33,655 and working capital of $26,969 at May 31, 2016.  Net cash used in operating activities during the year ended May 31, 2016 was $121,488 compared to $111,300 during the year ended May 31, 2015.  In the year ended May 31, 2016 we had net outflows of $6,138 from changes in accounts payable and accrued liabilities and a net outflow of $3,621 in changes to related parties compared to net inflows of $3,503 in accounts payable and accrued liabilities and an inflow of $3,621 in related parties in the year ended May 31, 2015.  There were financing activities of $122,250 received from the issuance of common stock during the year ended May31, 2016, while $129,500 was received from the issuance of common stock during the year ended May 31, 2015.  There were no investing activities for the years ended May 31, 2016 and May 31, 2015.

Between August 2011 and May 2016, the Company has raised a total of $1,097,750 through the issuance of shares of common stock, which shares were offered by the Company pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.  The funds received from these financings were used primarily to fund the Company's portion of drill programs under the Farmout Agreement and for general working capital purposes. However, even with these financings, current cash on hand is not sufficient to fund all of the Company's requirements for the next twelve months.

We believe that we will need approximately $141,000 to fund our operations for the next 12 months. We will need to raise additional funding that we require in the form of equity financing from the sale of our common stock.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our operations.  We currently do not have any agreements or arrangements in place for any future equity financing.

Going Concern Consideration

The Company has realized only limited revenue from its oil and gas operations and has since abandoned those interests and is currently focusing on developing a craft brewing business.  During the year ended May 31, 2016, the Company incurred a net loss of $112,863.  Since inception on May 11, 2010, the Company has an accumulated deficit of $1,462,781 to May 31, 2016.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

We will be required to expend substantial amounts of working capital in order to brew, distribute and market our Broken7 brand of craft beer.  Our operations to date have been funded entirely from capital raised from our private offering of securities from May 2010 through May 2016. We are entirely dependent on our ability to attract and receive additional funding from either the sale of securities or outside sources such as private investment or a strategic partner. We currently have no firm agreements or arrangements with respect to any such financing and there can be no assurance that any needed funds will be available to us on acceptable terms or at all. The inability to obtain sufficient funding of our operations in the future will restrict our ability to grow and reduce our ability to continue to conduct business operations. Our failure to raise additional funds will adversely affect our business operations, and may require us to suspend our operations, which in turn may result in a loss to the purchasers of our common stock.  After auditing our May 31, 2016 financial statements, our independent auditor issued a going concern opinion and our ability to continue is dependent on our ability to raise additional capital. If we are unable to obtain necessary financing, we will likely be required to curtail our development plans which could cause us to become dormant. Any additional equity financing may involve substantial dilution to our then existing stockholders.

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

A detailed summary of all of the Company's significant accountings policies and the estimates derived therefrom is included in Note 3 to the Company's Consolidated Financial Statements for the year ended May 31, 2016. While all of the significant accounting policies are important to the Company's consolidated financial statements, the following accounting policies and the estimates derived therefrom have been identified as being critical:

Intangible Assets; Revenue Recognition;
Impairment of Long-lived Assets;
Income taxes;
Foreign currency translation.

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

Revenue recognition

Revenue from the Company's craft beer business is in the form of commissions.  The Company has contracted out services to a single supplier, Blue Spike, for brewing, labeling and distribution.  The contract in place stipulates that the supplier will deliver beer to vendors on behalf of the Company, collect the proceeds from sales, and then pay the Company the respective commission.  Revenue will be recorded at the time of delivery to the customer.  The method of calculating and the amount of the commission payable to the Company is still being negotiated.

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
Foreign Currency Translation

The functional currency of the Company at May 31, 2016 is the Canadian dollar. Transactions that are denominated in a foreign currency are re-measured into the functional currency at the current exchange rate on the date of the transaction. Any foreign currency denominated monetary assets and liabilities are subsequently re-measured at current exchange rates, with gains or losses recognized as foreign exchange losses or gains in the statement of operations. Nonmonetary assets and liabilities are translated at historical exchange rates. Expenses are translated at average exchange rates during the period. Exchange gains and losses are included in statement of operations for the period.

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

May 31, 2016

(in US Dollars unless otherwise indicated)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Brisset Beer International Inc.
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Brisset Beer International Inc. as of May 31, 2016 and 2015, and the related statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the years in the two-year period ended May 31, 2016. Brisset Beer International Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brisset Beer International Inc. as of May 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended May 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is an early stage Company with limited operations and resources, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ZBS Group LLP

Plainview, New York

August 29, 2016

BRISSET BEER INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	May 31,	May 31,
	2016	2015
	$	$
ASSETS
Current Assets
Cash	33,655	35,110
Trade and Other Receivables	5,442	13,500
Prepaid Expenses	7,169	695

Total Current Assets	46,266	48,855

Goodwill (note 6)	25,000	25,000

Total Assets	71,266	73,855

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	19,297	25,435
Due to Related Parties	–	3,621

Total Current Liabilities	19,297	29,056

Stockholders' Equity
Common Stock, Par Value $.0001
Authorized 500,000,000 shares,
3,608,000 and 3,200,500 shares issued and outstanding at
May 31, 2016 and 2015 respectively	361	320
Paid-In Capital	1,396,686	1,322,054
Warrants	116,703	69,126
Accumulated Deficit	(1,462,781)	(1,349,918)
Accumulated other Comprehensive Income	1,000	3,217

Total Stockholders' Equity	51,969	44,799

Total Liabilities and Stockholders' Equity	71,266	73,855

The accompanying notes are an integral part of these financial statements.

BRISSET BEER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended May 31,
	2016	2015
	$	$
Revenues
Commission Revenue	49,848	35,766

Expenses
Operating Expenses	88,683	52.038
Professional Expenses	37,252	57,046
Office and Sundry	30,432	34,580
Rent	1,806	1,923
Management and Directors' Fees	4,538	12,576
Total Expenses	162,711	158,163
Net Loss From Operations	(112,863)	(122,397)

Other Income (Expenses)
Net Other Income (Expenses)	–

Net Loss	(112,863)	(122,397)
Basic and Diluted loss per share Continuing Operations	(0.03)	(0.04)
Weighted Average Shares Outstanding	3,412,274	2,720,788

Net Loss	(112,863)	(122,397)
Other Comprehensive (Loss) Income
Translation to US dollar presentation currency	(2,217)	1,258
Comprehensive Loss	(115,080)	(121,139)

The accompanying notes are an integral part of these financial statements.

BRISSET BEER INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

					Accumulated
					Other
	Common Stock		Paid-In		Comprehensive	Accumulated
	Shares	Par Value	Capital	Warrants	Income (Loss)	Deficit	Total
		$	$	$	$	$	$
Balance at May31, 2014	2,120,500	212	1,236,788	9,000	1,959	(1,227,521)	20,438

Issuance of common stock at $0.10 per share, August 12, 2014	550,000	55	20,092	34,853	–	–	55,000
Issuance of common stock for services rendered, November 10, 2014	125,000	13	12,487	3,500	–	–	16,000
Issuance of common stock at $0.15 per share, January 9, 2015	130,000	13	14,117	5,370	–	–	19,500
Issuance of common stock at $0.20 per share, February 27, 2015	135,000	13	18,935	8,052	–	–	27,000
Issuance of common stock at $0.20 per share, May 15, 2015	140,000	14	19,635	8,351	–	–	28,000
Comprehensive income for the period	–	–	–	–	1,258	–	1,258
Net loss for the period	–	–	–	–	–	(122,397)	(122,397)

Balance at May 31, 2015	3,200,500	320	1,322,054	69,126	3,217	(1,349,918)	44,799

Issuance of common stock at $0.30 per share, August 7, 2015	65,000	7	13,139	6,354	–	–	19,500
Issuance of common stock at $0.30 per share, November 13, 2015	75,000	7	13,466	9,027	–	–	22,500
Issuance of common stock at $0.30 per share, December 22, 2015	267,500	27	48,027	32,196	–	–	80,250
Comprehensive income for the period	–	–	–	–	(2,217)	–	(2,217
Net loss for the period	–	–	–	–	–	(112,863)	(112,863)

Balance at May 31, 2016	3,608,000	361	1,396,686	116,703	1,000	(1462,781)	51,969

The accompanying notes are an integral part of these financial statements.

BRISSET BEER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended May 31,
	2016	2015
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	(112,863)	(122,397)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities
Units issued for services	–	16,000
Changes in Operating Assets and Liabilities
Trade and other receivables	7,608	(11,632)
Prepaid expenses	(6,474)	(395)
Accounts payable and accrued liabilities	(6,138)	3,503
Due to related parties	(3,621)	3,621
Net Cash Used in Operating Activities	(121,488)	(111,300)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Used in Investing Activities	–

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	122,250	129,500
Net Cash Provided by Financing Activities	122,250	129,500
Effect of exchange rate changes on cash	(2,217)	1,258

Net (Decrease) Increase in Cash and Cash Equivalents	(1,455)	19,458
Cash and Cash Equivalents at Beginning of Year	35,110	15,652
Cash and Cash Equivalents at End of Year	33,655	35,110

The accompanying notes are an integral part of these financial statements.

BRISSET BEER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

For the Years Ended May 31,
	2016	2015
	$	$
SUPPLEMENTARY INFORMATION

Cash paid during the year for:
Interest	—	—
Income taxes	—	—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING INFORMATION

The accompanying notes are an integral part of these financial statements.

NOTE 1 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which assumes that Brisset Beer International, Inc. (the "Company") will continue its operations for the foreseeable future and contemplates the realization of assets and the settlement of liabilities in the normal course of business.

The Company commenced its craft brewing activities in September 2014.  During the year ended May 31, 2016, the Company incurred a net loss of $112,863, negative cash flow from operations of $121,488, and an accumulated deficit of $1,462,781 to May 31, 2016.  These conditions indicate the existence of a material uncertainty that may cast substantial doubt as to the ability of the Company to meet its obligations as they come due.

We will be required to expend substantial amounts of working capital in order to brew, distribute and market our Broken 7 brand of craft beer.  Our current operations have been funded entirely from capital raised from our private offering of securities from August 2014 through May 2016. We are entirely dependent on our ability to attract and receive additional funding from either the sale of securities or outside sources such as private investment or a strategic partner. We currently have no firm agreements or arrangements with respect to any such financing and there can be no assurance that any needed funds will be available to us on acceptable terms or at all. The inability to obtain sufficient funding of our operations in the future will restrict our ability to grow and reduce our ability to continue to conduct business operations. Our failure to raise additional funds will adversely affect our business operations, and may require us to suspend our operations, which in turn may result in a loss to the purchasers of our common stock.  After auditing our May 31, 2016 financial statements, our independent auditor issued a going concern opinion and our ability to continue is dependent on our ability to raise additional capital. If we are unable to obtain necessary financing, we will likely be required to curtail our development plans which could cause us to become dormant. Any additional equity financing may involve substantial dilution to our then existing stockholders.

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

On June 23, 2011 the Company entered into a Stock Purchase Agreement to acquire all of the issued and outstanding shares of a private Canadian business owned by the Company's former principal executive officer called Buckeye Oil & Gas (Canada) Inc. ("Buckeye Canada"), a company incorporated in Alberta, Canada. The purchase price paid for the shares of Buckeye Canada was $400,000, which was paid by the issuance to Pol Brisset, the Company's former principal officer and current Secretary and director, of 10,000 shares of common stock of the Company.  As a result of the acquisition, Buckeye Canada became a wholly-owned subsidiary of the Company.

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

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States ("US GAAP")

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Foreign Currency

The functional currency of the Company at May 31, 2016 is the Canadian dollar. Transactions that are denominated in a foreign currency are re-measured into the functional currency at the current exchange rate on the date of the transaction. Any foreign currency denominated monetary assets and liabilities are subsequently re-measured at current exchange rates, with gains or losses recognized as foreign exchange losses or gains in the statement of operations. Nonmonetary assets and liabilities are translated at historical exchange rates. Expenses are translated at average exchange rates during the period. Exchange gains and losses are included in statement of operations for the period.

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

Loss per Share

Income or loss per share is calculated based on the weighted average number of common shares outstanding. Diluted loss per share does not differ from basic loss per share since the effect of the Company's warrants are anti-dilutive. Diluted income per share is calculated using the treasury stock method which uses the weighted average number of common shares outstanding during the period and also includes the dilutive effect of potentially issuable common shares from outstanding and warrants. At May 31, 2016, potential common shares of 6,317,500 (2015 – 5,160,000) related to outstanding warrants were excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive.

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

Uncertain Tax Positions

The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, Accounting for Uncertainty in Income Taxes. The Company had no material unrecognized income tax assets or liabilities for the year ended May 31, 2016 or for the year ended May 31, 2015. The Company's policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the year ended May 31, 2016 and 2015, there were no income tax, or related interest and penalty items in the income statement, or liability on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and Nevada State.  Tax years 2011 to present remain open to income tax examination.  The Company is not currently involved in any income tax examinations.

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

Advertising and Marketing Expenses

Advertising and marketing expenses include the costs of advertising, promotion, trade shows, and other programs. Advertising costs are expensed as incurred. For the year ended May 31, 2016 the costs were $32,609 compared to $32,115 for the year ended May 31, 2015.

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

NOTE 4 – BLUE SPIKE AGREEMENT

On December 2, 2014 Biere Brisset International Inc., a company incorporated under the Canada Business Corporations Act which is a wholly owned subsidiary of the Company, entered into a Manufacturing and Distribution Agreement with a company incorporated in Quebec which does business under the name "Breuvages Blue Spike" ("Blue Spike"). The agreement sets forth minimum quantities which Blue Spike will manufacture for the Company, manufacturing costs and a gross margin upon which the Company will earn its commission.

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

On April 1, 2016, BBII amended the manufacturing and distribution agreement (the "Amendment") with Blue Spike to clarify sections 2.1.6 "BBII Margin", 5.1.4 Limitation, 5.2.1 Price, 6.2 Distribution Network, 6.7 Price of Products, and 6.8 BBII Sales Network.  The Amendment also lists new Broken7 products under Schedules A and D, and includes the updated BBII Margins for new Broken7 products into Schedule F.  For all the terms of the Manufacturing and Distribution Agreement, reference is hereby made to such Agreement annexed hereto as Exhibit 10.32. All statements made herein concerning such document are qualified by references to said exhibit.

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

NOTE 6 – STOCKHOLDERS' EQUITY

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

Issuance of Units

On February 26, 2014 the Company closed a direct offering for the issuance of 1,500,000 units at a price of $0.01 per unit for aggregate gross proceeds of $15,000.  Each unit consisted of one share of common stock, one A warrant, and one B warrant.  The A warrant is exercisable at a price of $0.05 per warrant until February 1, 2019 and each B warrant is exercisable at a price of $0.10 per warrant until February 1, 2019.  The nits were issued pursuant to Regulation S of the Securities Act of 1993.  The issuance of the 1,500,000 units were directly offered to the Corporation's officers, Setphane Pilon, Chief Executive Officer and Pol Brisset, Secretary.

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

WARRANTS

The Company has the following warrants outstanding as of May 31, 2016:

Exercise Price	Number	Expiry	Remaining Life

$0.05	1,500,000	1-Feb-19	2.92
$0.10	1,500,000	1-Feb-19	2.92
$0.15	550,000	01-Jun-19	3.26
$0.15	125,000	30-Jun-19	3.34
$0.20	130,000	09-Jan-20	3.86
$0.25	550,000	01-Jun-20	4.26
$0.25	125,000	30-Jun-20	4.34
$0.25	130,000	09-Jan-20	3.86
$0.25	135,000	17-Feb-20	3.97
$0.25	140,000	06-May-20	4.19
$0.30	135,000	17-Feb-20	3.97
$0.30	140,000	06-May-20	4.19
$0.30	65,000	07-Aug-20	4.44
$0.35	75,000	16-Oct-20	4.63
$0.35	267,500	16-Nov-20	4.71
$0.40	65,000	07-Aug-20	4.44
$0.40	75,000	16-Oct-20	4.63
$0.40	267,500	16-Nov-20	4.71
$0.45	75,000	16-Oct-20	4.63
$0.45	267,500	16-Nov-20	4.71
	6,317,500

NOTE 7 - INCOME TAXES

Deferred tax assets of the Company are as follows:

	2016	2015
Income tax expense (asset) at statutory rate	406,606	368,233
Permanent differences	(315,629)	(315,629)
Less: valuation allowance	(90,977)	(52,604)
Deferred tax asset recognized	-	-

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

The provision for income tax differs from the amount computed by applying statutory federal income tax rate of 34% (2015 – 34%) to the net loss for the year.  The sources and effects of the tax differences are as follows:
	2016	2015
Income tax expense at statutory rate	90,977	41,615
Less: change in valuation allowance	(90,977)	(41,615)
Income tax expense	-	-

At May 31, 2016, the Company had net operating loss carry forwards of approximately $507,000 (2015 - $392,000) that may be offset against future taxable income through 2032.  No tax benefit has been reported in the May 31, 2016financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

On September 3, 2015 the employment agreement with Stephane Pilon was amended.  Under the agreement the Company will pay Mr. Pilon a base salary of CDN$60,000 (US$45,378) per year, payable once monthly.  Mr. Pilon will also be entitled to receive a cell phone allowance of CDN$75 (US$57) per month.

Pursuant to the Amendment, Mr. Pilon shall be eligible to receive a quarterly discretionary performance bonus up to CDN$6,000 (US$4,560) payable at the beginning of each 3 month period beginning on September 1, 2015.  The amount of the bonus, if any, will be decided by the Board of Directors in their sole discretion.  No bonus was paid or is owing to Mr. Pilon as of May 31, 2016

The employment agreement is for an indefinite term and can be terminated by either party with 30 days written notice. In the event of any involuntary termination of the agreement, other than for cause, Mr. Pilon shall be entitled to the severance compensation set forth in the agreement.

For the year ended May 31, 2016, Mr. Pilon was paid a total of $42,353.  Based on time and effort dedicated to operating activities, $37,815 (2015 - $12,918) has been recognized as operating costs and $4,538 (2014 - $12,576) has been recognized as management and directors' fees.

The Company's Goodwill Purchase Agreement (note 6) was executed with Scenario A. The Company's principal executive officer and director, Stephane Pilon, also serves as Scenario A's President.  The Corporation's Secretary and director, Pol Brisset, also serves as Scenario A's Vice-President.  Mr. Pilon and Mr. Brisset are majority owners of Scenario A.  The Company has made total payments of $25,000 to Scenario A under the Asset Purchase Agreement.
The Company paid Scenario A, $908 for Company car expense for the year ended May 31, 2016 and approximately $32,000 in advertising and marketing expenses which includes the costs of advertising, promotion, trade shows, and other programs for the year ended May 31, 2015.  Advertising costs are expensed as incurred and included in operating expenses.

On March 1, 2015, Biere Brisset International, Inc. entered into a 5-year Manufacturing and Distribution Agreement with La Compagnie de Biere Brisset, Inc. ("CBB"), a specialty brewer, to help bring to market and test new line extensions for beer brands owned by the Company.  CBB undertakes to sell the Products, while complying with policies, procedures, methods and conditions of promotion, of advertising and sales described in the agreement.  Proceeds, if any, from the sale of the Products are retained by CBB as compensation for its services. The Company's President, Chief Executive Officer, Chief Financial Officer, Treasurer and a director, Stephane Pilon, serves as CBB's Vice President and the Company's Secretary and director, Pol Brisset, serves as CBB's President. Pol Brisset and Stephane Pilon are majority owners of CBB.  As of May 31, 2016 there have been no expenses incurred in relation to this Agreement.

As of May 31, 2016 there was no amount  payable to Stephane Pilon.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Commencing March 24, 2016 the Company renewed the lease for its shared office space at $150 per month.  The lease is for one year.  It is expected that the Company will renew the lease for another year when the current lease expires.

NOTE 10 – SUBSEQUENT EVENT

On August 22, 2016, we sold 3,000,000 shares of common stock to each of Stephane Pilon and Pol Brisset for an aggregate of $3,000. Messrs. Pilon and Brisset also each received Class A warrants to purchase an aggregate of 1,500,000 shares of our common stock at an exercise price of $0.05 per share and Class B warrants to purchase an aggregate of 1,500,000 shares of our common stock at an exercise price of $0.10 per share. Such warrants expire in five years from the date of issuance and are immediately exercisable on a cashless basis.

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.   Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, including its chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of May 31, 2016, the date of the Company's most recently completed fiscal year end. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of May 31, 2016, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, internal control over financial reporting is a process designed by, or under the supervision of, a company's principal executive and principal financial officers, and effected by a company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records, that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company's management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of May 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework. Based on the Company's assessment, our management has concluded that, as of May 31, 2016, the Company's internal control over financial reporting was effective based upon the COSO criteria.

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

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

None

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Name	Position Held with the Company	Age	Date First Appointed
Stephane Pilon	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer, and Director	39	October 21, 2013
Pol Brisset	Secretary and Director	40	June 2, 2011

Our directors are elected for a term of one year and serve until such director's successor is duly elected and qualified. Each executive officer serves at the pleasure of the Board.

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

None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last ten years.  We are not aware of any proceedings to which any of our officers or directors, or any associate of any such officer or director, is a party adverse to our company or has a material interest adverse to it.  There are no agreements with respect to the election of directors. Other than as described below, we have not compensated our directors for service on our Board of Directors or reimbursed for expenses incurred for attendance at meetings of our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company.  During the fiscal year ended May 31, 2016, our officers, directors and persons who own more than ten percent of a registered class of our equity securities complied with all applicable Section 16(a) filing requirements.

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

Item 11.   Executive Compensation

Summary Compensation Table

The table below sets forth information concerning compensation paid, earned or accrued by our chief executive officers (each a "Named Executive Officer") for the last two fiscal years. No executive officer earned compensation in excess of $100,000 during fiscal 2016 or 2015.

SUMMARY COMPENSATION TABLE

								Non-Equity	Nonqualified	All
Name and						Stock	Option	Incentive Plan	Deferred	Other
Principal		Salary		Bonus		Awards	Awards	Compensation	Compensation	Compensation	Total
Position	Year	($)		($)		($)	($)	($)	Earnings ($)	($)	($)
Stephane Pilon (1)	2016	42,353	(2)	-		-	-	-	-	-	42,353
President, Chief Executive Officer, Chief Financial Officer, Treasurer and a director	2015	16,350	(3)	9,992	(4)	-	-	-	-	-	26,342

Pol Brisset (2)	2016	-		-		-	-	-	-	-	-
President, Chief Executive Officer, Chief Financial Officer, Treasurer and a director	2015	-		-		-	-	-	-	-	-

(1) Mr. Pilon has served as our Chief Executive Officer since October 21, 2013
(2) Represents $2,269 paid in June and July 2015 under Mr. Pilon's Employment Agreement and $3,781 per month from August 2015 through May 2016 under Mr. Pilon's Amended Service Agreement.
(3) Represents $2,725 paid in December 2014 under the Pilon Service Agreement and $2,725 per month from January 2015 through May 2015 under Mr. Pilon's Employment Agreement, of which $454 per month was designated by the Company as director's fee.
(4) Represents a signing bonus paid under the Pilon Service Agreement.

Service Agreements

The Company entered into a service agreement with Pol Brisset, dated September 1, 2011 (the "Brisset Service Agreement"), pursuant to which Mr. Pol provides certain services to the Company, including assisting with  its business plan, for compensation of $2,411per month. Mr. Pol also received a signing bonus of $10,000. The agreement is renewable on an annual basis and may be terminated by either party upon 30 days notice.  In December 2012, Mr. Brisset agreed to forgo his compensation under the Agreement.

On December 1, 2014 the Company entered into a service agreement with its current principal executive officer, Stephane Pilon (the "Pilon Service Agreement").  The Pilon Service Agreement provided that Mr. Pilon be paid $9,992 (CDN$11,000) upon signing and $2,725 (CDN $3,000) on a monthly basis to serve as the Company's President and Chief Executive Officer.   On January 12, 2015, the Pilon Service Agreement was terminated.

Employment Agreement

On January 12, 2015, BBII and Stephane Pilon entered into an employment agreement for Mr. Pilon to serve as principal executive officer, chief financial officer, principal accounting officer, treasurer and a director of BBII, effective as of January 1, 2015(the "Employment Agreement").  Under the Employment Agreement Mr. Pilon is entitled to an annual base salary of CDN$36,000 (US$27,364), payable twice monthly.  Under the Employment Agreement, Mr. Pilon is also eligible to receive an annual performance bonus of up to CDN$24,000, at the sole discretion of BBII's board of directors.

On September 3, 2015, the employment agreement with Stephane Pilon was amended.  Under the agreement the Company will pay Mr. Pilon a base salary of CDN$60,000 (US$45,606) per year, payable once monthly.  Mr. Pilon will also be entitled to receive a cell phone allowance of CDN$75 (US$57) per month.  Pursuant to the Amendment, Mr. Pilon shall be eligible to receive a quarterly discretionary performance bonus up to CDN$6,000 (US$4,560) payable at the beginning of each 3 month period beginning on September 1, 2015.  The amount of the bonus, if any, will be decided by the Board of Directors in their sole discretion.

The Employment Agreement is for an indefinite term and can be terminated by either party upon 30 days written notice. If Mr. Pilon's employment is terminated by the Company without cause, Mr. Pilon  shall be entitled to a severance payment of three months base salary

Outstanding Equity Awards

There has been no equity awards of any kind granted to any of the Company's officers or directors as of May 31, 2016.

Compensation of Directors

No compensation has been paid to any of our directors in consideration for services rendered in their capacities as directors during fiscal 2016, except that Mr. Pilon received $500 per month as a director fee as indicated in the Summary Compensation Table above.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of August 22, 2016, the number of shares of common stock of the Company beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each executive officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 9,608,000 shares of common stock which are issued and outstanding as of August 22, 2016.  Unless indicated otherwise, all addresses below are c/o Brisset Beer International, Inc., 370 Guy Street, Suite G9, Montreal, Quebec, H3J 1S6.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage
Stephane Pilon	8,250,000	(1)	85.87%
Pol Brisset	8,311,000	(2)	65.92%
All officers and directors as a group (2 persons)	16,561,000		89%

(1)
Includes Class A warrants to purchase an aggregate of 750,000 shares of common stock at an exercise price of $0.05 per share, a Class B warrant to purchase an aggregate of 750,000 shares of common stock at an exercise price of $.10 per share, a warrant to purchase an aggregate of 1,500,000 shares of common stock at an exercise price of $0.05 per share and a warrant to purchase an aggregate of 1,50,000 shares of common stock at an exercise price of $.10 per share.

(2)
Includes Class A warrants to purchase an aggregate of 750,000 shares of common stock at an exercise price of $0.05 per share and a Class B warrant to purchase an aggregate of 750,000 shares of common stock at an exercise price of $.10 per share, a warrant to purchase an aggregate of 1,500,000 shares of common stock at an exercise price of $0.05 per share and a warrant to purchase an aggregate of 1,50,000 shares of common stock at an exercise price of $.10 per share.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

On August 22, 2016, we issued 3,000,000 shares of common stock to each of Stephane Pilon, our Chief Executive Officer, Chief Financial Officer, Treasurer and a director, and Pol Brisset, our Secretary and a director. Messrs. Pilon and Brisset also each received Class A warrants to purchase an aggregate of 1,500,000 shares of our common stock at an exercise price of $0.05 per share and Class B warrants to purchase an aggregate of 1,500,000shares of our common stock at an exercise price of $0.10 per share. Such warrants expire in five years from the date of issuance and are immediately exercisable on a cashless basis.

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

During fiscal year 2015 the Company engaged Scenario A for a range of services and supplies including but not limited to website design, glassware, POS design, social media management, photos, flyers, in-store posters, and label design. The Company's President, Chief Executive Officer, Chief Financial Officer, Treasurer and a director, Stephane Pilon, serves as Scenario A's President and the Company's Secretary and director, Pol Brisset, serves as Scenario A's Vice President.  Mr. Pilon and Mr. Brisset are majority owners of Scenario A. The Company paid this firm an aggregate of $1,200 during fiscal 2016 and $19,962 for these services and supplies during fiscal 2015.

On December 1, 2014 the Company entered into the Pilon Service Agreement with its current principal executive officer, Stephane Pilon which provided that Mr. Pilon be paid $9,992 (CDN$11,000) upon signing and $2,725 (CDN $3,000) on a monthly basis to serve as the Company's President and Chief Executive Officer.   On January 12, 2015, the Pilon Service Agreement was terminated.

On April 4, 2014, the Company entered into the Asset Purchase Agreement with Scenario A, a Quebec corporation, to purchase all of its assets relating to  "Broken7", a craft beer to be brewed in Montreal, Quebec, Canada, for a purchase price of $25,000. Under the Asset Purchase Agreement the Company acquired the trademark and recipe to Broken7.  No other assets were acquired.  $12,500 was paid at closing and $12,500 was to be paid 60 business days after the closing date of April 7, 2014.  By letter agreement dated July 16, 2014, the parties agreed to extend the date on which the second payment of $12,500 was due to August 15, 2014.  The Company made the final installment of $12,500 to Scenario A on August 14, 2014. The Company's President, Chief Executive Officer, Chief Financial Officer, Treasurer and a director, Stephane Pilon, serves as Scenario A's President and the Company's Secretary and director, Pol Brisset, serves as Scenario A's Vice President.  Mr. Pilon and Mr. Brisset are majority owners of Scenario A.

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

Director Independence

We are not subject to the listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of "independent directors." We do not believe that any of our directors currently meet the definition of "independent" as promulgated by the rules and regulations of the NYSE Alternext US (formerly known as the American Stock Exchange).

ITEM 14   PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees billed to the Company by its independent registered public accounting firmZBS Group, LLP, for the fiscal years ending May 31, 2016 and 2015 are set forth below:

	Fiscal year ending	Fiscal year ending
	31-May-16	31-May-15
Audit Fees	$10,000	$9,000
Audit Related Fees	10,000	9,000
Tax Fees	-	-
All Other Fees	-	-

As of May 31, 2016, the Company did not have a formal, documented pre-approval policy for the fees of the principal accountant. It is in the process of adopting such a policy.

Item 15.   Exhibits

EXHIBIT NUMBER	DESCRIPTION

2.1	Agreement and Plan of Merger of Buckeye Oil & Gas, Inc. and Brisset Beer International, Inc.(1)
3.1	Articles of Incorporation, as amended (1)
3.2	By-Laws (2)
4.1	Form of stock certificate (3)
10.1	Stock Purchase Agreement dated June 23, 2011 among Buckeye Oil & Gas, Inc., Pol Brisset and Buckeye Oil & Gas Canada, Inc.(4)
10.2	Farmout and Participation Agreement dated May 12, 2011 between Luxor Oil & Gas Ltd. and Buckeye Oil & Gas (Canada), Inc.(4)
10.3	Service Agreement dated July 1, 2011 by and between Manny Dhinsa and Buckeye Oil & Gas, Inc.(5)
10.4	Form of Regulation S Subscription Agreement (6)
10.5	Service Agreement dated September 1, 2011 by and between Pol Brisset and Buckeye Oil & Gas, Inc.(7)
10.6	Service Agreement dated September 1, 2011 by and between Manny Dhinsa and Buckeye Oil & Gas, Inc.(7)
10.7	Participation Agreement dated May 16, 2011 by and between Buckeye Oil & Gas, (Canada), Inc. and Pioneer Marketing Group Ltd.(8)
10.8	Service Agreement dated April 2, 2012 by and between Michal Gnitecki and Buckeye Oil & Gas, Inc. (9)
10.9	Form of Regulation S Subscription Agreement (10)
10.10	Form of Regulation S Subscription Agreement (11)
10.11	Form of A Warrant Agreement (11)
10.12	Form of B Warrant Agreement (11)
10.13	Asset Purchase Agreement dated April 4, 2014 by and between Scenario A and Buckeye Oil & Gas, Inc. (12)
10.14	Amendment to Assets Purchase Agreement dated July 16, 2014 by and between Scenario A and Brisset Beer International, Inc. (13)
10.15	Form of Regulation S Subscription Agreement (14)
10.16	Form of A Warrant Agreement (14)
10.17	Form of B Warrant Agreement (14)
10.18	Service Agreement dated November 10, 2014 by and between Sandberg International Limited and Brisset Beer International, Inc. (15)
10.19	Service Agreement dated December 1, 2014 by and between Stéphane Pilon and Brisset Beer International, Inc. (16)
10.20	Manufacturing and Distribution Agreement dated December 2, 2014 with 90127-2021 Quebec Inc. d/b/a Breuvages Blue Spike and Biere Brisset International, Inc. (17)
10.21	Employment Agreement dated January 12, 2015 by and between Stéphane Pilon and Biere Brisset International, Inc. (18)
10.22	Form of Regulation S Subscription Agreement (19)
10.23	Form of A Warrant Agreement (19)
10.24	Form of B Warrant Agreement (19)
10.25	Form of Regulation S Subscription Agreement (20)
10.26	Form of A Warrant Agreement (20)
10.27	Form of B Warrant Agreement (20)
10.28	Form of Regulation S Subscription Agreement (20)
10.29	Form of A Warrant Agreement (20)
10.30	Form of B Warrant Agreement (20)
10.31	Manufacturing and Distribution agreement (the "CBB Agreement") between Biere Brisset International, Inc. and La Compagnie de Biere Brisset, Inc. dated March 1, 2015
10.32	Amendment to the Manufacturing and Distribution Agreement (the "Amendment") between Biere Brisset International, Inc., and Breuvages Blue Spike dated April 1, 2016

21	List of subsidiaries
31	Rule 13a-14(a)/15d14(a) Certifications
32	Section 1350 Certifications
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

(1)  Previously filed as an Appendix to the Company's Information Statement on Schedule 14C filed with the SEC on June 24, 2014
(2) (3) Previously filed as Exhibit 4.1 to Registration Statement, filed with the Securities and Exchange Commission on July 1, 2010, file no. 333-167917
(4) Previously filed with the Company's Form 8-K submitted to the SEC on June 28, 2011.
(5) Previously filed with the Company's Form 10-K submitted to the SEC on August 25, 2011.
(6) Previously filed with the Company's Form 8-K submitted to the SEC on August 30, 2011.
(7) Previously filed with the Company's Form 8-K submitted to the SEC on September 8, 2011.
(8) Previously filed with the Company's Form S-1/A submitted to the SEC on November 1, 2011.
(9) Previously filed with the Company's Form 8-K submitted to the SEC on April 3, 2012.
(10) Previously filed with the Company's Form 8-K submitted to the SEC on February 28, 2013.
(11) Previously filed with the Company's Form 8-K submitted to the SEC on March 3, 2014.
(12) Previously filed with the Company's Form 8-K submitted to the SEC on April 9, 2014.
(13) Previously filed with the Company's Form 8-K submitted to the SEC on July 24, 2014
(14) Previously filed with the Company's Form 8-K submitted to the SEC on August 14, 2014.
(15) Previously filed with the Company's Form 8-K submitted to the SEC on November 14, 2014.
(16) Previously filed with the Company's Form 8-K submitted to the SEC on December 4, 2014.
(17) Previously filed with the Company's Form 8-K submitted to the SEC on December 8, 2014.
(18) Previously filed with the Company's Form 8-K submitted to the SEC on January 15, 2015.
(19) Previously filed with the Company's Form 8-K submitted to the SEC on March 2, 2015.
(20) Previously filed with the Company's Form 8-K submitted to the SEC on May 19, 2015.

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

BRISSET BEER INTERNATIONAL, INC.

Dated: August 30, 2016	By: /s/ Stephane Pilon
Name: Stephane Pilon
Title: President, Chief Executive, Chief Financial Officer, Treasurer, and Director (Principal Executive, Financial, and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/Stephane Pilon Stephane Pilon	President, Chief Executive and Chief Financial Officer, Treasurer, and Director (Principal Executive, Financial, and Accounting Officer)	August 30, 2016

/s/ Pol Brisset Pol Brisset	Director and Secretary	August 30, 2016