Form 10-Q
period 2016-08-31
Brisset Beer International, Inc.
filed 2016-10-14
CIK 1495648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended August 31, 2016
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,713,000 shares of common stock, $0.0001 par value, were issued and outstanding as of October 11, 2016

Item 1.  Financial Statements
BRISSET BEER INTERNATIONAL, INC.
CONDENSED BALANCE SHEETS

	August 31,	May 31,
	2016	2016
	Unaudited
	$	$
ASSETS
Current Assets
Cash	6,290	33,655
Trade and Other Receivables	12,750	5,442
Prepaid Expenses	2,389	7,169

Total Current Assets	24,429	46,266
Goodwill	25,000	25,000

Total Assets	46,429	71,266

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	24,452	19,297
Due to Related Parties	5,970	–

Total Current Liabilities	30,422	19,297

Stockholders' Equity
Common Stock, Par Value $.0001
Authorized 500,000,000 shares,
9,608,000 and 3,608,000 shares issued and outstanding at
August 31, 2016 and May31, 2016 respectively	961	361
Paid-In Capital	1,399,086	1,396,686
Subscriptions Receivable	(3,000)	–
Warrants	116,703	116,703
Accumulated Deficit	(1,498,552)	(1,462,781)
Accumulated Other Comprehensive Income	809	1,000

Total Stockholders' Equity	19,007	51,969

Total Liabilities and Stockholders' Equity	46,429	71,266

See accompanying notes to interim condensed consolidated financial statements

BRISSET BEER INTERNATIONAL, INC.
CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months Ended
	Ended
	August 31,
	2016	2015
Revenues
Commission Revenue	$11,398	$19,697

Expenses
Operating Expenses	31,264	18,947
Professional Expenses	6,988	6,175
Office and Sundry	7,311	7,937
Rent	450	456
Management and Directors' Fees	1,156	1,173
Total Expenses	47,169	34,688
Net Loss from Operations	(14,991)	(14,991)

Net Loss	$(35,771)	$(14,991)

Basic and Diluted Loss Per Share
Continuing Operations	$(0.00)	$(0.00)

Weighted Average Shares
Outstanding	9,021,043	3,217,457

Comprehensive loss
Net loss	$(35,771)	$(14,991)

Other comprehensive (loss) income
Translation to US dollar presentation currency	(191)	(1,428)
Comprehensive loss	$(35,962)	$(16,419)

See accompanying notes to interim condensed consolidated financial statements

BRISSET BEER INTERNATIONAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	August 31, 2016	August 31, 2015
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	(35,771)		(14,991)

Changes in Operating Assets and Liabilities
Trade and Other Receivables	(7,308)		(8,251)
Prepaid Expenses	4,780		(1,140)
Accounts Payable and Accrued Liabilities	5,155		3,763
Related Parties	5,970		(1,387)
Net Cash Used in Operating Activities	(27,174)		(22,006)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Used in Investing Activities	‑

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the Sale of Common Stock	–		19,500
Net Cash Provided by Financing Activities	–		19,500

Effect of exchange rate changes on cash	(191)		(1,428)

Net Decrease in Cash and Cash Equivalents	(27,365)		(3,935)
Cash and Cash Equivalents at Beginning of Period	33,655		35,110
Cash and Cash Equivalents at End of Period	6,290		31,176

See accompanying notes to interim condensed consolidated financial statements

BRISSET BEER INTERNATIONAL, INC.
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited Continued)

For the Three Months Ended
	August 31, 2016		August 31, 2015
	$		$
SUPPLEMENTARY INFORMATION
Cash paid during the period for:
Interest		—		—
Income taxes		—		—

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

BRISSET BEER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Interim Reporting

In the opinion of management the unaudited condensed consolidated financial information furnished herein reflects all adjustments, consisting of normal and recurring adjustments that are necessary to fairly state the financial position of Brisset Beer International. Inc. and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended May 31, 2016.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company's Form 10-K for the fiscal year ended May 31, 2016 has been omitted.  The results of operations for the three month period ended August 31, 2016 are not necessary indicative of results for the fiscal year ending May 31, 2017 or for any future annual or interim period.

NOTE 2 – ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States ("GAAP") on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company commenced its craft brewing activities in September 2014.  During the three months ended August 31, 2016 the Company has incurred net losses of $35,771 and the Company expects losses to continue until it can achieve profitable operations from its craft beer operations.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

We will be required to expend substantial amounts of working capital in order to brew, distribute and market our Broken 7 brand of craft beer.  Our current operations have been funded entirely from capital raised from our private offering of securities from February 2014 through August 2016. We are entirely dependent on our ability to attract and receive additional funding from either the sale of securities or outside sources such as private investment or a strategic partner. We currently have no firm agreements or arrangements with respect to any such financing and there can be no assurance that any needed funds will be available to us on acceptable terms or at all. The inability to obtain sufficient funding of our operations in the future will restrict our ability to grow and reduce our ability to continue to conduct business operations. Our failure to raise additional funds will adversely affect our business operations, and may require us to suspend our operations, which in turn may result in a loss to the purchasers of our common stock.  After auditing our May 31, 2016 financial statements, our independent auditor issued a going concern opinion and our ability to continue is dependent on our ability to raise additional capital. If we are unable to obtain necessary financing, we will likely be required to curtail our development plans which could cause us to become dormant. Any additional equity financing may involve substantial dilution to our then existing stockholders.

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

Foreign Currency

The functional currency of the Company at August 31, 2016 and May 31, 2016 is the Canadian dollar. Transactions that are denominated in a foreign currency are re-measured into the functional currency at the current exchange rate on the date of the transaction. Any foreign currency denominated monetary assets and liabilities are subsequently re-measured at current exchange rates, with gains or losses recognized as foreign exchange losses or gains in the statement of operations. Nonmonetary assets and liabilities are translated at historical exchange rates. Expenses are translated at average exchange rates during the period. Exchange gains and losses are included in statement of operations for the period.

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

Loss per Share

Income or loss per share is calculated based on the weighted average number of common shares outstanding. Diluted loss per share does not differ from basic loss per share since the effect of the Company's warrants are anti-dilutive. Diluted income per share is calculated using the treasury stock method which uses the weighted average number of common shares outstanding during the period and also includes the dilutive effect of potentially issuable common shares from outstanding and warrants. At August 31, 2016, potential common shares of 18,317,500 (2015- 5,290,000) related to outstanding share purchase warrants were excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive.

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

Uncertain Tax Positions

The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, Accounting for Uncertainty in Income Taxes. The Company had no material unrecognized income tax assets or liabilities for the year ended May 31, 2016 or for the year ended May 31, 2015. The Company's policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the years ended May 31, 2016 and 2015, there was no income tax, or related interest and penalty items in the income statement, or liability on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and Nevada State.  Tax years 2011 to present remain open to income tax examination.  The Company is not currently involved in any income tax examinations.

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

On April 1, 2016, BBII amended the manufacturing and distribution agreement (the "Amendment") with Blue Spike to clarify sections 2.1.6 "BBII Margin", 5.1.4 Limitation, 5.2.1 Price, 6.2 Distribution Network, 6.7 Price of Products, and 6.8 BBII  Sales Network.  The Amendment also lists new Broken7 products under Schedules A and D, and includes the updated BBII Margins for new Broken7 products in Schedule F.

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

BRISSET BEER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 6 – STOCKHOLDERS' EQUITY

	Shares of common stock outstanding	Common stock	Additional paid-in capital	Warrants

Balance – May 31, 2016	3,608,000	361	1,396,686	116,703

Issuance of units	6,000,000	600	2,400	–

Balance – August 31, 2016	9,608,000	961	1,399,086	116,703

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

Issuance of Units

On August 22, 2016, we sold 6,000,000 shares of common stock to Stephane Pilon and Pol Bisset for an aggregate of $3,000.  Messrs. Pilon and Brisset also received Class A warrants to purchase an aggregate of 3,000,000 shares of our common stock at an exercise price of $0.05 per share and Class B warrants to purchase an aggregate of 3,000,000 shares of our common stock at an exercise price of $0.10 per share.  Such warrants expire in five years from the date of issuance and are immediately exercisable on a cashless basis.  The entire proceeds have been allocated to common shares.

BRISSET BEER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 6 – STOCKHOLDERS' EQUITY (continued)

WARRANTS

The Company has the following warrants outstanding as of August 31, 2016:

Exercise Price	Number	Expiry	Remaining Life
$0.05	1,500,000	1-Feb-19	2.92
$0.05	3,000,000	31-Aug-21	5.00
$0.10	1,500,000	1-Feb-19	2.92
$0.10	3,000,000	31-Aug-21	5.00
$0.15	550,000	1-Jun-19	3.26
$0.15	125,000	30-Jun-19	3.34
$0.20	130,000	09-Jan-20	3.86
$0.25	550,000	1-Jun-20	4.26
$0.25	125,000	30-Jun-20	4.34
$0.25	130,000	09-Jan-20	3.86
$0.25	135,000	17-Feb-20	3.97
$0.25	140,000	6-May-20	4.19
$0.30	135,000	17-Feb-20	3.97
$0.30	140,000	6-May-20	4.19
$0.35	65,000	7-Aug-20	4.44
$0.35	75,000	16-Oct-20	4.63
$0.35	267,500	16-Nov-20	4.71
$0.40	65,000	7-Aug-20	4.44
$0.40	75,000	16-Oct-20	4.63
$0.40	267,500	16-Nov-20	4.71
$0.45	75,000	16-Oct-20	4.63
$0.45	267,500	16-Nov-20	4.71
	12,317,500

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

BRISSET BEER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 7 – RELATED PARTY TRANSACTIONS - continued

Pursuant to the Amendment, Mr. Pilon shall be eligible to receive a quarterly discretionary performance bonus up to CDN$6,000 (US$4,560) payable at the beginning of each 3 month period beginning on September 1, 2015.  The amount of the bonus, if any, will be decided by the Board of Directors in their sole discretion.  No bonus was paid or is owing to Mr. Pilon as of May 31, 2016.

The Company's Asset Purchase Agreement was executed with Scenario A. The Company's principal executive officer and director, Stephane Pilon, also serves as Scenario A's President.  The Corporation's Secretary and
director, Pol Brisset, also serves as Scenario A's Vice-President.  Mr. Pilon and Mr. Brisset are majority owners of Scenario A.  The Company has made total payments of $25,000 to Scenario A under the Asset Purchase Agreement.  As of August 31, the Company had a payable to Scenario A of $1,052 for Company car expenses.

On March 1, 2015, Biere Brisset International, Inc. entered into a 5-year Manufacturing and Distribution Agreement with La Compagnie de Biere Brisset, Inc. ("CBB"), a specialty brewer, to help bring to market and test new line extensions for beer brands owned by the Company.  CBB undertakes to sell the Products, while complying with policies, procedures, methods and conditions of promotion, of advertising and sales described in the agreement.  Proceeds, if any, from the sale of the Products are retained by CBB as compensation for its services. The Company's President, Chief Executive Officer, Chief Financial Officer, Treasurer and a director, Stephane Pilon, serves as CBB's Vice President and the Company's Secretary and director, Pol Brisset, serves as CBB's President. Pol Brisset and Stephane Pilon are majority owners of CBB.  As of August 31, 2016 the Company had a receivable  due from CBB of $4,290 for sales of beer at a Beer Festival.

On August 22, 2016, we sold 6,000,000 shares of common stock to Stephane Pilon and Pol Bisset for an aggregate of $3,000.  Messrs. Pilon and Brisset also each received Class A warrants to purchase an aggregate of 3,000,000 shares of our common stock at an exercise price of $0.05 per share and Class B warrants to purchase an aggregate of 3,000,000 shares of our common stock at an exercise price of $0.10 per share.  Such warrants expire in five years from the date of issuance and are immediately exercisable on a cashless basis.  The entire proceeds have been allocated to common shares.

As of August 31, 2016 the Company had a payable to Stephane Pilon of $4,918 that included wages and expenses.

Note 8 – SUBSEQUENT EVENTS

On September 12, 2016, a private investor exercised  a warrant to purchase 105,000 shares of common stock for cash at an exercise price of  $0.15 per share.  The Company received proceeds of $15,700 from this exercise.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements of Brisset Beer International, Inc. (the "Company"), which are included elsewhere in this Form 10-Q.  Certain statements contained in this report, including statements regarding the anticipated development and expansion of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements.  Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For a more detailed listing of some of the risks and uncertainties facing the Company, please see the Form 10-K for the year ended May 31, 2016 filed by the Company with the Securities and Exchange Commission.

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

On December 2, 2014 the Company entered into a five-year manufacturing and distribution agreement with Breuvages Blue Spike ("Blue Spike") pursuant to which Blue Spike has the exclusive right to manufacture, distribute and sell BBII's Broken7 beer in certain designated networks in the following Canadian provinces and U.S. states: Newfoundland, Prince- Edward Island, New Brunswick, Nova Scotia, Quebec, Ontario, Maine, New Hampshire, Vermont, New York, Massachusetts, Connecticut, Rhode Island, New Jersey, Pennsylvania, Ohio, Michigan, Illinois, Indiana, Kentucky, West Virginia, Virginia, Washington DC, Delaware, Maryland. The Company granted Blue Spike a right of first refusal to act as exclusive agent for the distribution and sale of its products in other new territories.

Subject to Blue Spike's  approval of , the Company may  sell products manufactured by Blue Spike in the Company's own distribution network. Products sold within the Company's own distribution network are subject to higher margins for the Company.  The Company is responsible, at its expense, for the marketing and promotion of Broken 7, and has agreed to invest 25% of the gross margin of its products for marketing and advertising.

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

On April 1, 2016, BBII amended the manufacturing and distribution agreement with Blue Spike to clarify certain of the business terms regarding the margins, pricing and distribution networks.

Results of Operations

Three months ended August 31, 2016 compared to the three months ended August 31, 2015

Revenues

The Company recognized $11,398 of commission revenue, which represented commissions paid to the Company under the Blue Spike manufacturing and distribution agreement, and from sales of craft beer at festivals  during the three months ended August 31, 2016 compared to $19,697 for the three months ended August 31, 2015.
Net Loss

For the three months ended August 31, 2016 our net loss was $35,771 compared to $14,991 for the three months ended August 31, 2015.

Operating Expenses

Total operating expenses for the three months ended August 31, 2016 were $31,264 compared to $18,947 for the three months ended August 31, 2015.  The increase in operating expenses in the three months ended August 31, 2016 compared to the three months ended August 31, 2015 was primarily due to the hiring of a full time marketing employee and an increase to Stephan Pilon's employment agreement.  Operating expenses in the three months ended August 31, 2016 were comprised of advertising and promotion of $11,818 (2015 - $9,210), no commissions (2015 - $576), management fee of $10,404 (2015 - $7,429), travel of $1,621 (2015 - $918), miscellaneous of $0 (2015 - $91) and wages and benefits of $5,736 (2015 - $723).    Office and sundry expenses were $7,311 for the three months ended August 31, 2016 compared to $7,937 for the three months ended August 31, 2015.  Professional fees were $6,988 in the three months ended August 31, 2016 compared to $6,175 for the three-months ended August 31, 2015.  The Company paid $1,156 in management and director fees during the three months ended August 31, 2016 compared to $1,173 during the same period in 2015

Liquidity and Capital Resources

We had a cash balance of $6,290 and a negative working capital of $5,993 at August 31, 2016.  Net cash used in operating activities during the three months ended August 31, 2016 was $30,174 compared to $22,006 during the three months ended August 31, 2015.  A portion of the fluctuation was due to an increase of the net loss for the three months ended August 31, 2016 to $35,711 from $14,991 for the three months ended August 31, 2015.  In addition, in the three months ended August 31, 2016 we had an inflow in accounts payable and accrued liabilities of $5,155 compared to a net inflow of $3,763 in accounts payable and accrued liabilities in the three months ended August 31, 2016.  There was a net inflow in related parties in the three months ended August 31, 2016 of $5,970 compared to a net outflow of $1,387 for the same period in 2015.  In the three months ended August 31, 2016 there was an outflow of $10,308 in changes in accounts receivable compared to an outflow of $8,251 for the same period in 2015.  There were no financing activities during the three months ended August 31, 2016 as the proceeds for the issuance of 6,000,000 units of common stock was not received until after August 31, 2016.  In the three months ended August 31, 2015, $19,500 was received from the issuance of 65,000 units of common stock.  There were no investing activities for the three months ended August 31, 2016 and August 31, 2015.

Between August 2011 and August 2016, the Company has raised a total of $1,100,750 through the issuance of shares of common stock, which shares were offered by the Company pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.  The funds received from these financings were used primarily to fund the Company's portion of drill programs under the Farmout Agreement and for general working capital purposes.  However, even with these financings current cash on hand is not sufficient to fund all of the Company's requirements for the next twelve months.

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

 Going Concern Consideration

The Company has realized only limited revenue from its oil and gas operations and has since abandoned those interests and is currently focusing on developing a craft brewing business.    During the three months ended August 31, 2016, the Company incurred a net loss of $35,771.  Since inception on May 11, 2010, the Company has an accumulated deficit of $1,498,552 to August 31, 2016.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

We will be required to expend substantial amounts of working capital in order to brew, distribute and market our Broken7 brand of craft beer.  Our current operations to date have been funded entirely from capital raised from our private offering of securities from May 2010 through August 2016. We are entirely dependent on our ability to attract and receive additional funding from either the sale of securities or outside sources such as private investment or a strategic partner. We currently have no firm agreements or arrangements with respect to any such financing and there can be no assurance that any needed funds will be available to us on acceptable terms or at all. The inability to obtain sufficient funding of our operations in the future will restrict our ability to grow and reduce our ability to continue to conduct business operations. Our failure to raise additional funds will adversely affect our business operations, and may require us to suspend our operations, which in turn may result in a loss to the purchasers of our common stock.  After auditing our May 31, 2016 financial statements, our independent auditor issued a going concern opinion and our ability to continue is dependent on our ability to raise additional capital. If we are unable to obtain necessary financing, we will likely be required to curtail our development plans which could cause us to become dormant. Any additional equity financing may involve substantial dilution to our then existing stockholders.

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

Item 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of August 31, 2016. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that the Company's disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Date:   October 14 , 2016

BRISST BEER INTERNATIONAL, INC.

By:  /s/ Stephane Pilon
       Stephane Pilon
       President, Chief Executive Officer, Chief Financial Officer, and Treasurer
     (Principal Executive, Financial, and Accounting Officer)