Form 10-Q
period 2016-11-30
Brisset Beer International, Inc.
filed 2017-03-03
CIK 1495648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended November 30, 2016
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,863,000 shares of common stock, $0.0001 par value, were issued and outstanding as of February 27, 2017

Item 1.  Financial Statements
BRISSET BEER INTERNATIONAL, INC.
CONDENSED BALANCE SHEETS

	November 30,	May 31,
	2016	2016
	Unaudited
	$	$
ASSETS
Current Assets
Cash	–	33,655
Trade and Other Receivables	6,955	5,442
Prepaid Expenses	1,216	7,169

Total Current Assets	8,171	46,266
Goodwill	25,000	25,000

Total Assets	33,171	71,266

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Bank overdraft	3,499	–
Accounts Payable and Accrued Liabilities	19,688	19,297
Due to Related Parties	4,008	–

Total Current Liabilities	27,195	19,297

Stockholders' Equity
Common Stock, Par Value $.0001
Authorized 500,000,000 shares,
9,863,000 and 3,608,000 shares issued and outstanding at
November 30, 2016 and May31, 2016 respectively	986	361
Paid-In Capital	1,447,137	1,396,686
Warrants	99,377	116,703
Accumulated Deficit	(1,541,997)	(1,462,781)
Accumulated Other Comprehensive Income	473	1,000

Total Stockholders' Equity	5,976	51,969

Total Liabilities and Stockholders' Equity	33,171	71,266

See accompanying notes to interim condensed consolidated financial statements

BRISSET BEER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months		For the Six Months
	Ended		Ended

	November 30, 2016	November 30, 2015	November 30, 2016	November 30, 2015
Revenues
Commission Revenue	$6,207	$14,173	$17,605	$33,870

Expenses
Operating Expenses	20,336	17,383	51,600	36,330
Professional Expenses	8,642	4,750	15,630	10,925
Office and Sundry	19,093	6,922	26,404	14,859
Rent	450	450	900	906
Management and Directors' Fees	1,131	1,135	2,287	2,308
Total Expenses	49,652	30,640	96,821	65,328
Net Loss from Operations	(43,445)	(16,467)	(79,216)	(31,458)

Net Loss	$(43,445)	$(16,467)	$(79,216)	$(31,458)

Basic and Diluted Loss Per Share
Continuing Operations	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Shares
Outstanding	9,699,648	3,217,457	6,982,180	3,217,457

Comprehensive loss
Net loss	$(43,445)	$(16,467)	$(79,216)	$(31,458)

Other comprehensive (loss) income
Translation to US dollar presentation currency	(336)	(406)	(527)	(1,834)
Comprehensive loss	$(43,781)	$(16,873)	$(79,743)	$(33,292)

See accompanying notes to interim condensed consolidated financial statements

BRISSET BEER INTERNATIONAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended

	November 30, 2016	November 30, 2015
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	(79,216)	(31,458)
Adjustment to net loss
Units issued for services	15,000	‑
Net Loss	(64,216)
Changes in Operating Assets and Liabilities
Trade and Other Receivables	(1,513)	(3,872)
Prepaid Expenses	5,953	113
Accounts Payable and Accrued Liabilities	391	(1,591)
Bank overdraft	3,499	–
Related Parties	4,008	(3,097)
Net Cash Used in Operating Activities	(51,878)	(39,905)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Used in Investing Activities	‑	‑

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the Sale of Common Stock	18,750	42,000
Net Cash Provided by Financing Activities	18,750	42,000
Effect of exchange rate changes on cash	(527)	(1,834

Net Decrease in Cash and Cash Equivalents	(33,655)	261
Cash and Cash Equivalents at Beginning of Period	33,655	35,110
Cash and Cash Equivalents at End of Period	–	35,371

See accompanying notes to interim condensed consolidated financial statements

BRISSET BEER INTERNATIONAL, INC.
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited Continued)

For the Six Months Ended
	November 30,	November 30,
	2016	2015
	$	$
SUPPLEMENTARY INFORMATION
Cash paid during the period for:
Interest	—	—
Income taxes	—	—

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

BRISSET BEER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Interim Reporting

In the opinion of management, the unaudited condensed consolidated financial information furnished herein reflects all adjustments, consisting of normal and recurring adjustments that are necessary to fairly state the financial position of Brisset Beer International. Inc. and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended May 31, 2016.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company's Form 10-K for the fiscal year ended May 31, 2016 has been omitted.  The results of operations for the six-month period ended November 30, 2016 are not necessary indicative of results for the fiscal year ending May 31, 2017 or for any future annual or interim period.

NOTE 2 – ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States ("GAAP") on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company commenced its craft brewing activities in September 2014.  During the six months ended November 30, 2016 the Company has incurred net losses of $79,216 and the Company expects losses to continue until it can achieve profitable operations from its craft beer operations.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

We will be required to expend substantial amounts of working capital in order to brew, distribute and market our Broken 7 brand of craft beer.  Our current operations have been funded entirely from capital raised from our private offering of securities from February 2014 through November 2016. We are entirely dependent on our ability to attract and receive additional funding from either the sale of securities or outside sources such as private investment or a strategic partner. We currently have no firm agreements or arrangements with respect to any such financing and there can be no assurance that any needed funds will be available to us on acceptable terms or at all. The inability to obtain sufficient funding of our operations in the future will restrict our ability to grow and reduce our ability to continue to conduct business operations. Our failure to raise additional funds will adversely affect our business operations, and may require us to suspend our operations, which in turn may result in a loss to the purchasers of our common stock.  After auditing our May 31, 2016 financial statements, our independent auditor issued a going concern opinion and our ability to continue is dependent on our ability to raise additional capital. If we are unable to obtain necessary financing, we will likely be required to curtail our development plans which could cause us to become dormant. Any additional equity financing may involve substantial dilution to our then existing stockholders.

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

Foreign Currency

The functional currency of the Company at November 30, 2016 and May 31, 2016 is the Canadian dollar. Transactions that are denominated in a foreign currency are re-measured into the functional currency at the current exchange rate on the date of the transaction. Any foreign currency denominated monetary assets and liabilities are subsequently re-measured at current exchange rates, with gains or losses recognized as foreign exchange losses or gains in the statement of operations. Nonmonetary assets and liabilities are translated at historical exchange rates. Expenses are translated at average exchange rates during the period. Exchange gains and losses are included in statement of operations for the period.

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

Loss per Share

Income or loss per share is calculated based on the weighted average number of common shares outstanding. Diluted loss per share does not differ from basic loss per share since the effect of the Company's warrants are anti-dilutive. Diluted income per share is calculated using the treasury stock method which uses the weighted average number of common shares outstanding during the period and also includes the dilutive effect of potentially issuable common shares from outstanding and warrants. At November 30, 2016 potential common shares of 12,212,500 (2015- 5,515,000) related to outstanding share purchase warrants were excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive.

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

ASU 2014-15 - Topic 205-40 - Presentation of Financial Statements – Going Concern

In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements – Going Concern (Topic 205-40)", which requires management to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company adopted this new standard for the fiscal year ending May 31, 2014 and the Company will continue to assess the impact on its financial statements.

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

On November 8, 2016, BBII amended the manufacturing and distribution agreement (the "Addendum) with Blue Spike.  The Addendum states that every three months commencing October 1, 2016, the Company shall issue to Blue Spike that number of shares of common stock of the Company which shall equal (a) 5% of the gross amount of sales of all products of the Company sold by Blue Spike during said three-month period divided by (b) the volume weighted average of the per share price during the 45 trading days prior to the end of the applicable quarter. Within 20 business days after the end of each quarter, the Company shall instruct its transfer agent to issue that number of the restricted shares to Blue Spike, and shall send Blue Spike the calculation evidencing the number of shares being issued.  Also, with the execution and delivery of this Agreement, the Company shall issue 150,000 shares to Blue Spike (the "Bonus Shares").

BRISSET BEER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – INTANGIBLE ASSETS

Broken 7

On April 4, 2014, the Company entered into an Asset Purchase Agreement with Scenario A, a private Quebec corporation, to purchase all assets relating to the product known as "Broken 7", a craft beer locally brewed in Montreal, Quebec, Canada.  Under the Asset Purchase Agreement, the Company agreed to acquire Broken 7 for $25,000 payable in two installments to Scenario A with $12,500 to be paid at closing and $12,500 to be paid 60 business days after the closing date of April 7, 2014 (second installment payment due date is July 3, 2014).  The purchase was of the Broken 7 trademark and recipe. No other assets were acquired.  The Company's principal executive officer and director, Stephane Pilon, also serves as Scenario A's President.  The Corporation's Secretary and director, Pol Brisset, also serves as Scenario A's Vice-President.  Mr. Pilon and Mr. Brisset are majority owners of Scenario A.  The Company made the first payment of $12,500 on closing.  The Company and Scenario A have amended the original agreement such that the due date of the second payment of $12,500 has been extended an additional 30 business days to August 15, 2014.  On August 14, 2014 the Company made the second payment. The fair value of Broken 7 is measured by level three hierarchy of fair value of financial instruments.  There was no impairment at the end of the period relating to the goodwill recorded.

NOTE 6 – STOCKHOLDERS' EQUITY

	Shares of common stock outstanding	Common stock	Additional paid-in capital	Warrants

Balance – May 31, 2016	3,608,000	361	1,396,686	116,703

Issuance of units	6,255,000	625	50,451	(17,326)

Balance – November 30, 2016	9,863,000	986	1,447,137	99,377

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

Issuance of Units

On August 22, 2016, we sold a total of 6,000,000 shares of common stock to Stephane Pilon and Pol Bisset for an aggregate of $3,000.  Messrs. Pilon and Brisset also received Class A warrants to purchase an aggregate of 3,000,000 shares of our common stock at an exercise price of $0.05 per share and Class B warrants to purchase an aggregate of 3,000,000 shares of our common stock at an exercise price of $0.10 per share.  Such warrants expire in five years from the date of issuance and are immediately exercisable on a cashless basis.  The entire proceeds have been allocated to common shares.

On September 12, 2016, a private investor exercised  a warrant to purchase 105,000 shares of common stock for cash at an exercise price of  $0.15 per share.  The Company received proceeds of $15,750 from this exercise.  The entire proceeds have been allocated to common shares.

BRISSET BEER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 – STOCKHOLDERS' EQUITY (continued)

Issurance of Units for Service

On November 8, 2016, the Company issued 150,000 units of the Company in payment for services rendered. The units were valued at a price of $0.10 per unit.

WARRANTS

The Company has the following warrants outstanding as of November 30, 2016:

Exercise Price	Number	Expiry	Remaining Life

$0.05	1,500,000	1-Feb-19	2.92
$0.05	3,000,000	31-Aug-21	5.00
$0.10	1,500,000	1-Feb-19	2.92
$0.10	3,000,000	31-Aug-21	5.00
$0.15	445,000	1-Jun-19	3.26
$0.15	125,000	30-Jun-19	3.34
$0.20	130,000	09-Jan-20	3.86
$0.25	550,000	1-Jun-20	4.26
$0.25	125,000	30-Jun-20	4.34
$0.25	130,000	09-Jan-20	3.86
$0.25	135,000	17-Feb-20	3.97
$0.25	140,000	6-May-20	4.19
$0.30	135,000	17-Feb-20	3.97
$0.30	140,000	6-May-20	4.19
$0.35	65,000	7-Aug-20	4.44
$0.35	75,000	16-Oct-20	4.63
$0.35	267,500	16-Nov-20	4.71
$0.40	65,000	7-Aug-20	4.44
$0.40	75,000	16-Oct-20	4.63
$0.40	267,500	16-Nov-20	4.71
$0.45	75,000	16-Oct-20	4.63
$0.45	267,500	16-Nov-20	4.71
	12,212,500

BRISSET BEER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

On August 22, 2016, we sold a total of 6,000,000 shares of common stock to each Stephane Pilon and Pol Bisset for an aggregate of $3,000.  Messrs. Pilon and Brisset also each received Class A warrants to purchase an aggregate of 3,000,000 shares of our common stock at an exercise price of $0.05 per share and Class B warrants to purchase an aggregate of 3,000,000 shares of our common stock at an exercise price of $0.10 per share.  Such warrants expire in five years from the date of issuance and are immediately exercisable on a cashless basis.

As of November 30, 2016 the Company had a payable to Stephane Pilon of $2,980 for expenses.

8. – SUBSEQUENT EVENTS

On February 17, 2016, the Company received $7,500 as a loan to pay for certain obligations in connection with its SEC filing obligations.  It is pursuant to the terms of LOI.

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

On November 8, 2016, BBII issued an addendum to the manufacturing and distribution agreement with Blue Spike to offer shares of the Company in return for services rendered.

Results of Operations

Three months ended November 30, 2016 compared to the three months ended November 30, 2015

Revenues

The Company recognized $6,207 of commission revenue, which represented commissions paid to the Company under the Blue Spike manufacturing and distribution agreement, and from sales of craft beer at festivals during the three months ended November 30, 2016 compared to $14,173 for the three months ended November 30, 2015.

Net Loss

For the three months ended November 30, 2016 our net loss was $43,445 compared to $16,467 for the three months ended November 30, 2015.

Operating Expenses

Total operating expenses for the three months ended November 30, 2016 were $20,336 compared to $17,383 for the three months ended November 30, 2015.  The increase in operating expenses in the three months ended November 30, 2016 compared to the three months ended November 30, 2015 was primarily due to the hiring of a full time marketing employee and an increase to Stephan Pilon's employment agreement.  Operating expenses in the three months ended November 30, 2016 were comprised of advertising and promotion of $2,837 (2015 - $4,196), no commissions (2015 - $289), management fee of $10,175 (2015 - $9,545), travel of $0 (2015 - $777), miscellaneous of $0 (2015 - $2,576) and wages and benefits of $7,323 (2015 - $0).    Office and sundry expenses were $19,093 for the three months ended November 30, 2016 compared to $6,922 for the three months ended November 30, 2015.   The increase in office and sundry was due to the issuance of shares for services rendered. Professional fees were $8,642 in the three months ended November 30, 2016 compared to $4,750 for the three-months ended November 30, 2015.  The Company paid $1,131 in management and director fees during the three months ended November 30, 2016 compared to $1,135 during the same period in 2015

Six months ended November 30, 2016 compared to the six months ended November 30, 2015

Revenues

The Company earned $17,605 of commission revenue from the sale of craft beer during the six months ended November 30, 2015 compared to $33,870 during the three months ended November 30, 2015.  Decrease in commission was due to the amendment of the manufacturing and distribution agreement with Blue Spike.

Operating Expenses and Net Loss

For the six months ended November 30, 2015 our net loss was $79,216 compared to $31,458 for the six months ended November 30, 2015.  Expenses have increased in the six months ended November 30, 2016 compared to the six months ended November 30, 2015 primarily due to an increase in the net loss.  Operating expenses increased in the six months ended November 30, 2015 to$51,600 from $36,330 in the six months ended November 30, 2015 due to an increase to Stephane Pilon's employment agreement and the hiring of a full-time marketing employee. Operating expenses comprised of advertising and promotion of $$14,675 (2015 - $13,406), commissions of $0 (2015 - $865), management fee of $20,579 (2015 - $17,697), travel of $1,604 (2014 - $1,694), miscellaneous of $0 (2015 - $2,667) and wages and benefits of $14,742 (2015 - $0).  Professional fees were $15,630 in the six months ended November 30, 2016 compared to $10,925 for the six-months ended November 30, 2015.  The higher professional fees in 2016 were the result of the Company incurring increased legal fees relating to its filing of an S1 Registration Statement.  Office and sundry increased in the six months ended November 30, 2016to $26,404 from $14,859 in the six months ended November 30, 2015.  This increase was due to the Company issuing shares for services rendered. The Company paid $2,287 in management and director fees during the six months ended November 30, 2016 and $2,308 during the same period in 2015.

Liquidity and Capital Resources

We had a negative cash balance of $3,499 and a negative working capital of $19,024 at November 30, 2016.  Net cash used in operating activities during the six months ended November 30, 2016 was $55,377 compared to $39,905 during the six months ended November 30, 2015.  A portion of the increase was due to an increase of the net loss for the six months ended November 30, 2016 to $79,216 from $31,458 for the six months ended November 30, 2015.  In addition, in the six months ended November 30, 2016 we had an inflow in accounts payable and accrued liabilities of $391 compared to a net outflow of $1,591 from an increase in accounts payable and accrued liabilities in the six months ended November 30, 2015.  There was a net inflow of $$4,008in related parties in the six months ended November 30, 2016 compared to a net outflow of $3,097 for the same period in 2015.  In the six months ended November 30, 6there was an outflow of $1,531 in changes in accounts receivable compared to an outflow of $3,872 for the same period in 2015.  There were financing activities of $18,750 received from the issuance of units during the six months ended November 30, 2016, compared to $42,000 received from the issuance of shares for the six months ended November 30, 2015.   There were no investing activities for either of the six months ended November 30, 2016 and 2015.

Between August 2011 and November 2015 the Company has raised a total of $1,116,500 through the issuance of shares of common stock, which shares were offered by the Company pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.  The funds received from these financings were used primarily to fund the Company's portion of drill programs under the Farmout Agreement and for general working capital purposes.  However, even with these financings current cash on hand is not sufficient to fund all of the Company's requirements for the next twelve months.

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

Going Concern Consideration

The Company has realized only limited revenue from its oil and gas operations and has since abandoned those interests and is currently focusing on developing a craft brewing business.    During the six months ended November 30, 2016, the Company incurred a net loss of $79,216.  Since inception on May 11, 2010, the Company has an accumulated deficit of $1,541,997 to November 30, 2016.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

We will be required to expend substantial amounts of working capital in order to brew, distribute and market our Broken7 brand of craft beer.  Our current operations to date have been funded entirely from capital raised from our private offering of securities from May 2010 through November 2016. We are entirely dependent on our ability to attract and receive additional funding from either the sale of securities or outside sources such as private investment or a strategic partner. We currently have no firm agreements or arrangements with respect to any such financing and there can be no assurance that any needed funds will be available to us on acceptable terms or at all. The inability to obtain sufficient funding of our operations in the future will restrict our ability to grow and reduce our ability to continue to conduct business operations. Our failure to raise additional funds will adversely affect our business operations, and may require us to suspend our operations, which in turn may result in a loss to the purchasers of our common stock.  After auditing our May 31, 2016 financial statements, our independent auditor issued a going concern opinion and our ability to continue is dependent on our ability to raise additional capital. If we are unable to obtain necessary financing, we will likely be required to curtail our development plans which could cause us to become dormant. Any additional equity financing may involve substantial dilution to our then existing stockholders.

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

Item 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of November 30, 2016. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that the Company's disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Date:   March 3, 2017

BRISST BEER INTERNATIONAL, INC.

By:  /s/ Stephane Pilon
       Stephane Pilon
       President, Chief Executive Officer, Chief Financial Officer, and Treasurer
     (Principal Executive, Financial, and Accounting Officer)