Form 10-Q/A
period 2016-02-29
Brisset Beer International, Inc.
filed 2018-02-21
CIK 1495648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 29, 2016
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 000-54452

BRISSET BEER INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	80-0778461
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

370 Guy Street, Suite G9, Montreal, Quebec, Canada H3J 1S6
(Address of principal executive offices) (Zip Code)

514-906-6851
(Registrant's telephone number, including area code)

_____________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.[   ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X] Emerging Growth Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,863,000 shares of common stock, $0.0001 par value, were issued and outstanding as of February 21, 2018.

EXPLANATORY NOTE

The Company is filing this Amendment to its previously filed Quarterly Report on Form 10-Q filed on April 7, 2016 (the "Filing Date") to restate its financial statements for the three and nine-month period ended February 29, 2016.  As disclosed by the Company on a Form 8-K filed with the Commission on February 7, 2018, on July 10, 2017, the Company's independent auditors BF Borgers CPA PC ("BF Borgers"), that during its review of the unaudited financial statements for the fiscal quarter ended February 28, 2017, it discovered that there was an error in the accounting and reporting of goodwill relating to the Company's acquisition of all of the assets relating to the product known as "Broken 7," a craft beer locally produced in Quebec, Canada, pursuant to that certain Asset Purchase Agreement, dated April 4, 2014 between the Company, Scenario A, a Quebec corporation and owner of Broken 7, and Stephane Pilon and Pol Brisset, the executive officers, directors and majority owners of the Company and Scenario A, for an aggregate purchase price of $25,000 (the "Purchase Price"). The Purchase Price was attributed to Broken 7 as goodwill due the fact that there was no inventory and no other assets were acquired.  However, due to the fact that Scenario A was a related party, under SAB Topic 5G and ASC 805-50-30-5, the Company's financial statements should have reflected acquisition of the Broken 7 at the historical cost of the parent of the entities under common control which was $0, and the $25,000 Purchase Price should have been recognized by the Company as a loss.

The information in the Quarterly Report is amended to read in its entirety as set forth in this Amendment. Except to reflect the restatement of the financial statements, the related disclosure controls and procedures matters, the information in the Quarterly Report and this Amendment has not been updated or otherwise changed to reflect any events, conditions or other developments that have occurred or existed since the Filing Date, the date the Form 10-Q was filed. Accordingly, except solely with regard to the restatement, the related disclosure controls and procedures matters, all information in the Transition Report and this Amendment speaks only as of the Filing Date. References made in this Amendment to "this Form 10-Q" mean this Amendment on Form 10-Q/A unless the context requires otherwise.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

BRISSET BEER INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(Restated)

	February 29,	May 31,
	2016	2015
	Unaudited (Restated)	(Restated)
	$	$
ASSETS
Current Assets
Cash	73,907	35,110
Trade and Other Receivables	16,788	13,050
Prepaid Expenses	6,288	695

Total Current Assets	96,983	48,855

Goodwill (note 6)	-	-

Total Assets	96,983	48,855

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	19,950	25,435
Due to Related Parties	3,504	3,621

Total Current Liabilities	23,454	29,056

Stockholders' Equity
Common Stock, Par Value $.0001
Authorized 500,000,000 shares,
3,608,000 and 3,200,500 shares issued and outstanding at
February 29, 2016 and May 31, 2015 respectively	361	320
Paid-In Capital	1,396,686	1,322,054
Warrants	116,703	69,126
Accumulated Deficit	(1,441,675)	(1,374,918)
Accumulated Other Comprehensive Income	1,454	3,217

Total Stockholders' Equity	73,529	19,799

Total Liabilities and Stockholders' Equity	96,983	48,855

See accompanying notes to interim condensed consolidated financial statements.

BRISSET BEER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(Restated)

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

See accompanying notes to interim condensed consolidated financial statements.

BRISSET BEER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Restated)

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

See accompanying notes to interim condensed consolidated financial statements.

BRISSET BEER INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited Continued)
(Restated)

For the Nine Months Ended
	February 29,	February 28,
	2016	2015
	$	$
SUPPLEMENTARY INFORMATION
Cash paid during the period for:
Interest	—	—
Income taxes	—	—

See accompanying notes to interim condensed consolidated financial statements.

BRISSET BEER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Restated)

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

Interim Reporting

In the opinion of management, the unaudited condensed consolidated financial information furnished herein reflects all adjustments, consisting of normal and recurring adjustments that are necessary to fairly state the financial position of Brisset Beer International. Inc. and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended May 31, 2015.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company's Form 10-K for the fiscal year ended May 31, 2015 has been omitted.  The results of operations for the nine-month period ended February 29, 2016 are not necessary indicative of results for the fiscal year ending May 31, 2016 or for any future annual or interim period.

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

Goodwill

Pursuant to its agreement with Scenario A, the Company has acquired all rights to Broken 7, a craft beer brewed in Quebec, Canada.  No inventory or other assets were acquired in the agreement.  The Company accounted for this asset under ASC No. 350, Intangibles—Goodwill and Other which states that goodwill and intangible assets with indefinite useful lives should not be amortized, but instead tested for impairment at the reporting unit level at least annually or more frequently if circumstances indicate possible impairment. The Company tests for impairment annually in the fourth quarter of the fiscal year. If impairment exists, a write-down to fair value (measured by discounting estimated future cash flows) is recorded.  The Company determined to test its recorded goodwill for impairment at May 31, 2014. Based on the qualitative and quantitative tests performed by the Company, the full amount of $25,000 was recognized as an impairment loss as of May 31, 2014.

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

NOTE 4 - RESTATEMENT

Subsequent to the original filing of the Form 10Q for the period ending February 29, 2016 the Company determined that goodwill (Note 6) associated with the Asset Purchase Agreement with Scenario A that occurred on April 4, 2014 should have been fully impaired as of May 31, 2014.

As a result of this error, the Company has restated its unaudited Consolidated Statement of Financial Statements for the nine months ended February 29, 2016. The following table summarizes the restatement changes made to the Consolidated Balance Sheets for the nine months ended February 29, 2016 previously filed:

Consolidated Balance Sheet - February 29, 2016	Originally Reported	Adjustment	As Restated

Goodwill	$25,000	$(25,000)	$-
Accumulated deficit	$(1,416,675)	$(25,000)	$(1,441,675)

Consolidated Balance Sheet - May 31, 2015	Originally Reported	Adjustment	As Restated

Goodwill	$25,000	$(25,000)	$-
Accumulated deficit	$(1,349,918)	$(25,000)	$(1,374,918)

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

The Company recorded $25,000 as goodwill on April 4, 2014.  On May 31, 2014, the Company impaired the $25,000 based on a qualitative and quantitative analysis.

NOTE 7 – STOCKHOLDERS' EQUITY

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

Pursuant to the Amendment, Mr. Pilon shall be eligible to receive a quarterly discretionary performance bonus up to CDN$6,000 (US$4,560) payable at the beginning of each 3-month period beginning on September 1, 2015.  The amount of the bonus, if any, will be decided by the Board of Directors in their sole discretion.

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

On March 1, 2015, Biere Brisset International, Inc. entered into a 5-year Manufacturing and Distribution Agreement with La Compagnie de Biere Brisset, Inc. ("CBB"), a specialty brewer, to help bring to market and test new line extensions for beer brands owned by the Company.  CBB undertakes to sell the Products, while complying with  policies, procedures, methods and conditions of promotion, of advertising and sales described in the agreement.  Proceeds, if any, from the sale of the Products are retained by CBB as compensation for its services. The Company's President, Chief Executive Officer, Chief Financial Officer, Treasurer and a director, Stephane Pilon, serves as CBB's Vice President and the Company's Secretary and director, Pol Brisset, serves as CBB's President. Pol Brisset and Stephane Pilon are majority owners of CBB.  As of August 31, 2015, there have been no expenses incurred in relation to this Agreement.

As of February 29, 2016, the Company had a payable to Stephane Pilon of $3,504 that included wages and expenses.

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

Results of Operations

Three months ended February 29, 2016 compared to the three months ended February 28, 2015

Revenues

The Company recognized $10,100 of commission revenue from the sale of craft beer during the three months ended February 29, 2016, compared to $9,483 for the three months ended February 28, 2015.

Operating Expenses and Net Loss

For the three months ended February 29, 2016 our net loss was $35,299 compared to $22,934 for the three months ended February 28, 2015. Expenses have increased in the three months ended February 29, 2016 compared to the three months ended February 28, 2015 primarily due to increased operating expenses and professional expenses. Operating expenses increased in the three months ended February 29, 2016, to $25,110 (2015 - $15,785), which comprised of advertising and promotion of $11,429 (2015 - $6,260), no commissions (2015 - $1,597), management fee of $9,747 (2015 - $6,604), travel of $894 (2015 - $772), miscellaneous of $1,255 (2015 - $552) and wages of $1,805 (2015 - $nil). Wages increased due to the new hire of a promotional representative for approximately three months to help generate sales. Office and sundry expenses decreased to $7,700 for the three months ended February 29, 2016 compared to $9,296 for the three months ended February 28, 2015. Professional fees were $11,063 in the three months ended February 29, 2016 compared to $5,532 for the three-months ended February 28, 2015. The higher professional fees in 2016 were the result of the Company incurring increased legal fees relating to filing disclosures. The Company paid $1,076 in management and director fees during the three months ended February 29, 2016 compared to $1,321 during the same period in 2015.

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

Between August 2011 and February 2016, the Company has raised a total of $1,097,750 through the issuance of capital and debt. However, even with these financings current cash on hand is not sufficient to fund all of the Company's requirements for the next twelve months.

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

Going Concern Consideration

The Company is continuing to focus on developing a craft brewing business. Sales of our Broken 7 craft beer commenced in September 2014. During the nine months ended February 29, 2016, the Company incurred a net loss of $66,757 and expects losses to continue until it can achieve profitability from its craft beer operations. Since inception on May 11, 2010, the Company has an accumulated deficit of $1,441,675 to February 29, 2016. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of February 29, 2016. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that the Company's disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None not previously reported.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mining Safety Disclosures

Not applicable.

Item 5. Other information

None

Item 6. Exhibits

Exhibit No.	Description of Exhibit
31	Certification of Chief Executive Officer and Chief Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial and Accounting Officer pursuant to Section 906 Certifications under Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 21, 2018	BRISSET BEER INTERNATIONAL, INC.
By: /s/ Stephane Pilon Name: Stephane Pilon Title: President, Chief Executive Officer, Chief Financial Officer and Treasurer (Principal Executive Officer) (Principal Financial and Accounting Officer)