Form 10-K/A
period 2016-05-31
Brisset Beer International, Inc.
filed 2018-03-19
CIK 1495648

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as November 30, 2015 was $511,000.

As of March 15, 2018, there were 9,863,000 shares of common stock outstanding.

Documents Incorporated by Reference: None

EXPLANATORY NOTE

The Company is filing this amendment ("Amendment") to its previously filed Annual Report on Form 10-K for the fiscal year ended May 31, 2016 (the "Original Filing") originally filed with the Securities and Exchange Commission (the "Commission") on August 30, 2016 (the "Filing Date") to restate its financial statements for the fiscal year ended May 31, 2016.  As disclosed by the Company on a Form 8-K filed with the Commission on February 7, 2018, on July 10, 2017, the Company was informed that there was an error in the accounting and reporting of goodwill relating to the Company's acquisition of all of the assets related to the product known as "Broken 7" pursuant to that certain Asset Purchase Agreement, dated April 4, 2014, between the Company, Scenario A, a Quebec corporation and owner of Broken 7, and Stephane Pilon and Pol Brisset, the executive officers, directors and majority owners of the Company and Scenario A, for an aggregate purchase price of $25,000 (the "Purchase Price"). The Purchase Price was attributed to Broken 7 as goodwill due the fact that there was no inventory and no other assets were acquired.  However, due to the fact that Scenario A was a related party, under SAB Topic 5G and ASC 805-50-30-5, the Company's financial statements should have reflected the acquisition of Broken 7 at the historical cost of the parent of the entities under common control which was $0, and the Purchase Price should have been recognized by the Company as a loss.

The information in the Original Report is amended to read in its entirety as set forth in this Amendment. Except as to reflect the restatement of the financial statements, the related disclosure controls and procedures matters, the information in the Original Report and this Amendment has not been updated or otherwise changed to reflect any events, conditions or other developments that have occurred or existed since the filing date of the Original Report. Accordingly, except solely with regard to the restatement, the related disclosure controls and procedures matters, all information in the Original Report and this Amendment speaks only as of the Filing Date. References made in this Amendment to "this Form 10-K" mean this Amendment on Form 10-K/A unless the context requires otherwise.

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

On April 4, 2014, the Company entered into an asset purchase agreement (the "Asset Purchase Agreement") with Scenario A, a Quebec corporation ("Scenario A"), to purchase all of its assets relating to "Broken 7", a craft beer to be brewed in Montreal, Quebec, Canada, for a purchase price of $25,000. The Asset Purchase Agreement relates to the Broken 7 trademark and recipe only. No other assets were acquired. $12,500 was paid at closing and $12,500 was to be paid 60 business days after the closing date of April 7, 2014. By letter agreement dated July 16, 2014, the parties agreed to extend the date on which the second payment of $12,500 was due to August 15, 2014. The Company made the final installment of $12,500 to Scenario A on August 14, 2014.

Effective July 24, 2014, the Company changed its state of incorporation from Florida to Nevada and its name from "Buckeye Oil & Gas, Inc." to "Brisset Beer International, Inc." by the merger of Buckeye Oil & Gas, Inc. with and into its wholly-owned subsidiary, Brisset Beer International, Inc.

Until April 2014, the Company was engaged in the acquisition and exploration of oil and gas properties. Since its asset purchase in April 2014, the Company has abandoned its interests in its two oil and gas properties and is principally engaged in the development of a brewing, distribution and marketing of craft-brewed beer business in the province of Quebec, Canada. Our craft beer consists of a single brand known as Broken 7, which we distribute to private retail stores, grocery chains and on-premise accounts across Quebec, Canada.

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

On December 2, 2014 Biere Brisset International Inc., a wholly owned subsidiary of the Company ("BBII"), entered into a five-year manufacturing and distribution agreement with 90127-2021 Quebec Inc., a Quebec company doing business as Breuvages Blue Spike ("Blue Spike") pursuant to which Blue Spike has the exclusive right to manufacture, distribute and sell BBII's Broken 7 beer in certain designated networks in the following Canadian provinces and U.S. states: Newfoundland, Prince-Edward Island, New Brunswick, Nova Scotia, Quebec, Ontario, Maine, New Hampshire, Vermont, New York, Massachusetts, Connecticut, Rhode Island, New Jersey, Pennsylvania, Ohio, Michigan, Illinois, Indiana, Kentucky, West Virginia, Virginia, Washington DC, Delaware, Maryland. The Company granted Blue Spike a right of first refusal to act as exclusive agent for the distribution and sale of its products in other new territories.

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

On March 1, 2015, BBII entered into a five-year manufacturing and distribution agreement (the "CBB Agreement") with La Compagnie de Biere Brisset, Inc. ("CBB"), a specialty brewer, to help bring to market and test new line extensions for beer brands owned by the Company. The CBB Agreement grants CBB the right to manufacture Broken 7 beer in accordance with certain minimum and production capacities set forth in the Agreement. Proceeds, if any, from the sale of BBI products will be retained by CBB as compensation for its services. Unless earlier terminated by BBII's bankruptcy, insolvency or sale of its business or assets or the gross misconduct or negligence of CBB, the Agreement will automatically renew for an additional five-year term unless either party notifies the other of its intention not to renew 180 days prior to the expiration of the initial term.

On April 1, 2016, BBII amended the manufacturing and distribution agreement (the "Amendment") with Blue Spike to clarify certain of the business terms regarding the margins, pricing and distribution networks

Industry Background

Based on the most recent data available from the Government of Canada's Department of Agriculture and Agri-food Canada, Canadian brewers today hold an 89% share of the domestic beer market. In 2012, 242 establishments were operating in Canada with the majority in Ontario (90), British Columbia (68) and Quebec (49). The industry generated revenues of $4.9 billion, and employed 9,081 people. Sales of beer in Canada totaled 2.3 billion liters in 2013, with 2.0 billion liters representing Canadian beer. The beer industry is dominated by three major multinational companies who control approximately 90% of retail sales. Given the growing consumer interest in international beer selection, the industry is a net importer of beer, with imports amounting to $671.2 million in 2014 and exports of $215.4 million in the same year. The United States accounts for 96% of exports and the majority of imports come from the United States (25%), followed by the Netherlands (19%), Mexico, Belgium, and the United Kingdom. Between 2004 and 2012, sales of goods manufactured by the Canadian beer industry increased 11.6% from $4.4 billion to $4.9 billion. During the same period, exports of beer declined at an average annual rate of 4.1%, imports had an average annual growth rate of 6.8%. Imports as a percentage of the domestic market increased slightly from 8% in 2004, up to 11.4% in 2012. In 2012, direct employment returned to 2004 levels with just over 9,000 employees. In recent years the craft beer industry has experienced resurgence. Even as per capita beer consumption dropped, sales and consumption of craft beers have been on the rise

According to the 2015 Annual Statistical Bulletin released from Beer Canada, a voluntary trade association based in Ottawa, Ontario, in 2014 Canadians enjoyed over 22 million hectoliters (hL) of beer. Canadian beer accounts for 84% of this figure, totaling 18,944,275 hL, a decrease of 1.2% compared to 2013. Imported beer sales increased by 3.7% in 2014 to a total of 3,571,558 hL. Since 2009 the Canadian beer category has declined by 795,295 hL or 3.4%. The number of licensed breweries in Canada has risen almost 70% over the past five years to 520 operating in 2014. Over half of these breweries make their products in Ontario and Québec. For years the Canadian beer industry has held an impressive environmental record in terms of brewing plant operations and control of packaging. An average of 99% of beer bottles are returned in Canada. Increasing can sales show the container rose to a 51.1% share of the domestic packaged beer market in 2014. Draught sales grew slightly by 0.20% and bottle sales fell 3.8%. Total (domestic + imported) wine sales increased by 2.2% between 2013 and 2014. Coolers and spirit sales increased by 0.5% and 0.2% respectively. Consumer Price Index figures from Statistics Canada show Canada's overall inflation in 2014 rose by 2.0%. In the beverage alcohol category, beer and spirits prices rose while wine prices fell. Retail prices for beer and spirits increased 1.1% and wine prices decreased 0.2%. Domestic consumption of Canadian and imported beer in 2014 stood at 64.35 liters per person based on total population. At the provincial level, per capita consumption is highest in Newfoundland at 79.39 liters. Québec and Alberta have the second and third highest per capita consumption at 72.27 and 68.15 liters respectively.

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

Business Strategy

We brew, market and sell a craft beer brand called Broken 7, which is brewed in Quebec, Canada. Craft beer is defined as a beer with a distinctive flavor, produced in small quantities and distributed in a particular region. Current Broken 7 product lineup includes Blonde Ale 500ml bottles, Blonde Ale 30L kegs, Blonde Ale 50L kegs, IPA 500ml bottles, IPA 30L kegs, IPA 50L kegs.

Community events to date include: Adidas Montreal, St. Patrick's Day Prohibition, St. Patrick's Day BierMarkt, Lancement Atelier Le Gymnase, BierMarkt Staff Party, Les Houblonneries, Broken 7 Takeover, Meat the Street, Exposition Jake Bannon Neon Stores & Broken 7, Portes Ouvertes Enterprises, Vernissage David Bicari, Brasserie Biere Brisset Spring Cleaning, Kick Off Party Les Princes, Tournois Les Princes, Surf Swap, Degustation chez Les Technologies Seedbox, 1er Juillet - Chez Dallaire & Broken 7.

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

The central elements of our business strategy include:

•	Develop great tasting beers with vintage labels inspired by Kölsch Pilsners and American-style India Pale Ales.
•	Engage our contract brewer to produce, bottle, distribute, and label our Broken 7 products, which allows us to focus on sales and marketing.
•	Target retail chains, grocery outlets, independent craft beer stores, and on-premise accounts.
•	Implement an aggressive retail distribution program focused on approximately 1,500 stores across Quebec.
•	Display and promote Broken 7 in retail chains that make our products accessible to consumers.
•	Access independent craft beer stores and negotiate premium fridge shelf position to attract consumer attention.
•	Activate the brand in on-premise market campaigns.
•	Promote the brand through social media.
•	Participate in Quebec's beer festivals to promote the brand and connect with the target consumer.
•	Strategically price Broken 7 products at a premium level to give the retailers stronger margins to push and create promotions.

Brand Overview

The naming of our flagship brand Broken 7 is based on a sports analogy with the number 7 representing the seventh member of a sports team. We market Broken 7 to consumers by using the strong connections between the brewing and sports industries.

Broken 7 Blonde Ale is an ale inspired by the Kölsch beers of Cologne, Germany. It uses Pilsner toasted wheat, carafoam malt, and Halertau hops. We believe it is an easy drinking craft beer packaged with a vintage label that appeals to consumers.

Broken 7 IPA is an India Pale Ale brewed in the American style. It uses Cascade, Chinook, and Citra hops, and Canadian Two Row and Crystal 75 malts. We believe that the result is a smooth and bitter IPA that is well-balanced, and full of character. Like the Blonde Ale, it is packaged with a vintage label that we believe appeals to consumers.

Operations

Brewing Facilities

We do not intend to have our own brewery. Our strategy is to hire contract brewers.

On December 2, 2014, the Company entered into a manufacturing and distribution agreement with Blue Spike, which grants Blue Spike the exclusive right to manufacture and act as its agent to distribute and sell its Broken 7 bottled beer and keg products in certain designated Canadian provinces and nineteen states in the U.S.

On March 1, 2015, the Company entered into a manufacturing and distribution agreement with CBB to help bring to market and test new beer recipes. Proceeds, if any, from the sale of our beers are retained by CBB as compensation for its services.

On April 1, 2016, BBII amended the manufacturing and distribution agreement to clarify several sections of the agreement, include new Broken 7 products, and include the updated BBII Margins for new Broken 7 products.

We believe that by using contract brewers to produce, bottle, distribute, and label Broken 7 products, we have been able to reach initial sales much earlier and with less initial capital investment than if we had built our own brewing plant. Hiring contract brewers has also allowed us to focus our efforts on sales and marketing of our brand.

Packaging

We currently sell Broken 7 Blonde Ale and Broken 7 IPA in 500 milliliter bottles, 30-liter kegs, and 50-liter kegs. We are also testing new Broken 7 recipes in 50-liter kegs. In the future, we have plans to distribute Broken 7 products in 473-milliliter cans.

Quality Control

Our quality control panel meets at the time each brew is complete. The panel tastes each batch to ensure we deliver the best beer we can. The panel consists of three experienced brewers, our president and a representative of the contract brewer.

Ingredients and Raw Materials

Broken 7 Blonde Ale is an ale inspired by the Kölsch beers of Cologne Germany, and uses Pilsner toasted wheat, carafoam malt, and Halertau hops. Broken 7 IPA is an American-style India Pale Ale that uses Cascade, Chinook, and Citra hops and Canadian Two Row and Crystal 75 malts. The Company has contracted out services to a contract brewer who is responsible for acquiring the ingredients and raw materials for the two beers we sell. The Company has also contracted out services to another contract brewer who is responsible for acquiring the ingredients and raw materials for the beer recipes that we test.

Distribution

In the province of Quebec, the distribution system is direct from the brewery to the retailer. With limited exceptions, all brewers in the United States are required to sell their beers to independent wholesalers, who then sell the beers to retailers. The Company contracts out services to Blue Spike for brewing, labeling and distribution of our bottled products and kegs. Blue Spike delivers beer to vendors on behalf of the Company, collects the proceeds from sale, and then pays the Company the respective commission. Broken 7 is currently sold in Quebec, Canada.

Sales and Marketing

We have five main marketing programs for Broken 7.

1.
Online. We believe that our online communications program increases Broken 7's visibility to consumers. The purpose of the online communication program is to direct consumers to the Broken 7 website. The address of our website is www.brissetbeer.com. The website includes a store locator that informs consumers of the closest retailer that carries Broken 7. The web site also hosts an online shop that offers t-shirts, hats, glasses and many other branded materials. We also use social media to communicate information, events, pictures, videos and other brand relevant information to consumers.

2.
Events. We promote Broken 7 at on-premise events such as "happy hour" where consumers and on-premise staff will have the opportunity to learn about and sample Broken 7 products. In addition, we participate in Quebec's major beer festivals in order to directly connect with consumers to build brand awareness and consumer relationships.

3.
Ambassador Program. We have established relationships with key influencers in the province of Quebec to represent the spirit of the brand. Key influencers are individuals who attend industry events and promote the Broken 7 brand at on-premise locations.

4.
In-store promotion. The Company has contracted out services to a contract brewer who is responsible for brewing, bottling, labelling and distributing Broken 7 bottled products and kegs. With the help of our contract brewer we distribute Broken 7 in retail stores, in Quebec, Canada. Such stores may have periodic promotions such as in-store displays, contest promotions, and price incentives.

5.
Test product promotion. The Company has contracted out services to a contract brewer to help bring to market and test new recipes for Broken 7 in 50-liter kegs. With the help of our contract brewer we promote and test new recipes with our consumers to evaluate drinker interest.

Seasonality

Our sales generally reflect a degree of seasonality, with the first and fourth quarters exhibiting low sales levels compared to the second and third quarters.

Competition

We compete in the craft brewing market as well as in the much larger alcoholic beverage market, which encompasses domestic and imported beers, flavored alcohol beverages, spirits, wine and ciders.

The craft beer segment is increasingly competitive due to the proliferation of small craft brewers, including contract brewers, and the large number of products offered by such brewers. Craft brewers have also encountered more competition as their peers expand distribution. Competition also varies by regional market. Depending on the local market preferences and distribution, we expect to encounter strong competition from microbreweries, regional specialty brewers and several national craft brewers that include Sleeman, Unibroue, McAuslan and Brasseurs du Nord. Because of the large number of participants and number of different products offered in this segment, the competition for packaged product placements and especially for draft beer placements has intensified. Also, many brewers will have greater financial and other resources than we have. We believe our competitive advantages include attractive labeling and bottle design, social media communication, and promotional events where samples of Broken 7 are made available.

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

5.	Manufacturing prices of Broken 7 bottled products and kegs can increase significantly which could erode operating margins, and adversely impact financial results.

The cost of producing Broken 7 bottled products and kegs by our contract brewer can increase significantly based on a number of factors which can include but are not limited to fermentation time, daily capacity, minimum orders and the equipment used by Blue Spike for the manufacturing of products, as well as the costs of raw materials and ingredients used for the brewing and bottling process. Our manufacturing and distribution agreement states that an increase in the cost of any raw material will be effective on the Company's products manufactured by Blue Spike from the date of implementation of the price change by Blue Spike's suppliers. This can result in a sudden increase in costs which could erode operating margins and adversely impact our financial results.

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

Our craft beer efforts are currently focused on a single brand of craft beer, Broken 7. The brewing, distributing and selling of a new craft beer is extremely risky. We can provide investors with no assurance that Broken 7 will ever establish itself in the marketplace nor can we provide any assurance that we will ever establish profitable operations. Few brands of craft beer are ever ultimately profitable and seldom result in successful brands. We have made, and expect to continue to make, significant advertising and promotional expenditures to enhance our brand. These expenditures may not result in higher sales volume and may adversely affect the Company's results of operations in a particular quarter or even for the full year. Furthermore, we can provide investors no guarantee that these expenditures will be effective in building brand equity or growing long-term sales. If our advertising and promotional investments fail, any money spent on brand development would be lost, which may have a material adverse effect on the Company's results of operations, cash flows and financial position.

16.	We may fail in our efforts to develop, test, and bring to market new line extensions for Broken 7.

We currently test brew different beer recipes to evaluate drinker interest through our manufacturing and distribution agreement with CBB. We can provide investors with no assurance that these recipes will appeal to consumers nor can we provide assurance that they will ever be produced commercially. Very few recipes of craft beer ever ultimately reach the commercial development stage. If we fail in our efforts to develop, test, and bring to market new line extensions for Broken 7, any money spent on development would be lost, which may have a material adverse effect on the Company's results of operations, cash flows and financial position.

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

The absence of such code of ethics may result in less protection against unethical conduct, conflicts of interest, compliance, reporting and similar matters that could adversely affect our business and operations.

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

Our Articles of Incorporation authorizes the issuance of 500,000,000 shares of common stock, par value $0.0001 per share, of which 9,608,000 shares are currently issued and outstanding. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

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

Operating Expenses

Total operating expenses were $162,711 in the year ended May 31, 2016 compared to $158,163 in the year ended May 31, 2015. Operating expenses for the year ended May 31, 2016 were $88,683 compared to $52,038 for the year ended May 31, 2015. The increase in operating expenses was due to the hiring of a full-time marketing employee and an increase to Stephan Pilon's employment agreement. Operating expenses for the year ended May 31, 2016 comprised of advertising and promotion of $32,609 (2015 - $32,115), commissions of $850 (2015 - $2,635), management fee of $37,815 (2015 - $12,918), travel of $4,503 (2015 - $2,593), wages and benefits of $12,475 (2015 - $1,067) and miscellaneous of $431 (2015 - $710). Professional fees and expenses were $37,252 in the year ended May 31, 2016 compared to $57,046 in the year ended May 31, 2015. The higher professional fees in 2015 were the result of the Company incurring increased legal fees relating to its change of business and due to investor relations. Office and sundry decreased slightly to $30,432 in the year ended May 31, 2016 from $34,580 in the year ended May 31, 2015. The Company paid $4,538 in management and director fees during the year ended May 31, 2016 compared to 12,576 in the year ended May 31, 2015. The higher fees in 2015 were due to the commencement of compensation paid to the Company's principal executive officer in November, 2014.

Liquidity and Capital Resources

We had a cash balance of $33,655 and working capital of $26,969 at May 31, 2016. Net cash used in operating activities during the year ended May 31, 2016 was $121,488 compared to $111,300 during the year ended May 31, 2015. In the year ended May 31, 2016 we had net outflows of $6,138 from changes in accounts payable and accrued liabilities and a net outflow of $3,621 in changes to related parties compared to net inflows of $3,503 in accounts payable and accrued liabilities and an inflow of $3,621 in related parties in the year ended May 31, 2015. There were financing activities of $122,250 received from the issuance of common stock during the year ended May 31, 2016, while $129,500 was received from the issuance of common stock during the year ended May 31, 2015. There were no investing activities for the years ended May 31, 2016 and May 31, 2015.

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

Going Concern Consideration

The Company has realized only limited revenue from its oil and gas operations and has since abandoned those interests and is currently focusing on developing a craft brewing business. During the year ended May 31, 2016, the Company incurred a net loss of $112,863. Since inception on May 11, 2010, the Company has an accumulated deficit of $1,487,781 to May 31, 2016. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

A detailed summary of all of the Company's significant accountings policies and the estimates derived therefrom is included in Note 3 to the Company's Consolidated Financial Statements for the year ended May 31, 2016. While all of the significant accounting policies are important to the Company's consolidated financial statements, the following accounting policies and the estimates derived therefrom have been identified as being critical:

•	Revenue Recognition;
•	Impairment of Long-lived Assets;
•	Income taxes;
•	Foreign currency translation; and
•	Goodwill.

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

/s/ ZBS Group LLP

Plainview, New York

August 29, 2016, except for Note 4 and Note 6, as to which the date is March 9, 2018

BRISSET BEER INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(Restated)

	May 31,	May 31,
	2016 (Restated)	2015 (Restated)
	$	$
ASSETS
Current Assets
Cash	33,655	35,110
Trade and Other Receivables	5,442	13,500
Prepaid Expenses	7,169	695

Total Current Assets	46,266	48,855

Goodwill (note 6)	-	-

Total Assets	46,266	48,855

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	19,297	25,435
Due to Related Parties	–	3,621
Amount Due Under Goodwill Purchase Agreement	–

Total Current Liabilities	19,297	29,056

Stockholders' Equity
Common Stock, Par Value $0.0001
Authorized 500,000,000 shares,
3,608,000 and 3,200,500 shares issued and outstanding at
May 31, 2016 and 2015 respectively	361	320
Paid-In Capital	1,396,686	1,322,054
Warrants	116,703	69,126
Accumulated Deficit	(1,487,781)	(1,374,918)
Accumulated other Comprehensive Income	1,000	3,217

Total Stockholders' Equity	26,969	19,799

Total Liabilities and Stockholders' Equity	46,266	48,855

The accompanying notes are an integral part of these consolidated financial statements.

BRISSET BEER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Restated)

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

The accompanying notes are an integral part of these consolidated financial statements.

BRISSET BEER INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Restated)

					Accumulated
					Other
	Common Stock		Paid-In		Comprehensive	Accumulated
	Shares	Par Value	Capital	Warrants	Income (Loss)	Deficit	Total
		$	$	$	$	$	$
Balance at May31, 2014	2,120,500	212	1,236,788	9,000	1,959	(1,252,521)	(4,562)

Issuance of common stock at $0.10 per share, August 12, 2014	550,000	55	20,092	34,853	–	–	55,000
Issuance of common stock for services rendered, November 10, 2014	125,000	13	12,487	3,500	–	–	16,000
Issuance of common stock at $0.15 per share, January 9, 2015	130,000	13	14,117	5,370	–	–	19,500
Issuance of common stock at $0.20 per share, February 27, 2015	135,000	13	18,935	8,052	–	–	27,000
Issuance of common stock at $0.20 per share, May 15, 2015	140,000	14	19,635	8,351	–	–	28,000
Comprehensive income for the period	–	–	–	–	1,258	–	1,258
Net loss for the period	–	–	–	–	–	(122,397)	(122,397)

Balance at May 31, 2015	3,200,500	320	1,322,054	69,126	3,217	(1,374,918)	19,799

Issuance of common stock at $0.30 per share, August 7, 2015	65,000	7	13,139	6,354	–	–	19,500
Issuance of common stock at $0.30 per share, November 13, 2015	75,000	7	13,466	9,027	–	–	22,500
Issuance of common stock at $0.30 per share, December 22, 2015	267,500	27	48,027	32,196	–	–	80,250
Comprehensive income for the period	–	–	–	–	(2,217)	–	(2,217
Net loss for the period	–	–	–	–	–	(112,863)	(112,863)

Balance at May 31, 2016	3,608,000	361	1,396,686	116,703	1,000	(1,487,781)	26,969

The accompanying notes are an integral part of these consolidated financial statements.

BRISSET BEER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Restated)

	For the Years Ended May 31,

	2016	2015
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	(112,863)	(122,397)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities
Units issued for services	–	16,000
Changes in Operating Assets and Liabilities
Trade and other receivables	7,608	(11,632)
Prepaid expenses	(6,474)	(395)
Accounts payable and accrued liabilities	(6,138)	3,503
Amount due under goodwill purchase agreement	-
Due to related parties	(3,621)	3,621
Net Cash Used in Operating Activities	(121,488)	(111,300)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Used in Investing Activities	–

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	122,250	129,500
Net Cash Provided by Financing Activities	122,250	129,500

Effect of exchange rate changes on cash	(2,217)	1,258

Net (Decrease) Increase in Cash and Cash Equivalents	(1,455)	19,458
Cash and Cash Equivalents at Beginning of Year	35,110	15,652
Cash and Cash Equivalents at End of Year	33,655	35,110

SUPPLEMENTARY INFORMATION
Cash paid during the year for:
Interest	—	—
Income taxes	—	—

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which assumes that Brisset Beer International, Inc. (the "Company") will continue its operations for the foreseeable future and contemplates the realization of assets and the settlement of liabilities in the normal course of business.

The Company commenced its craft brewing activities in September 2014.  During the year ended May 31, 2016, the Company incurred a net loss of $112,863, negative cash flow from operations of $121,488, and an accumulated deficit of $1,487,781 to May 31, 2016.  These conditions indicate the existence of a material uncertainty that may cast substantial doubt as to the ability of the Company to meet its obligations as they come due.

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

NOTE 4 – RESTATEMENT

Subsequent to the original filing of the Form 10Q for the period ending February 29, 2016 the Company determined that goodwill (Note 6) associated with the Asset Purchase Agreement with Scenario A that occurred on April 4, 2014 should have been fully impaired as of May 31, 2014.

As a result of this error, the Company has restated its audited Consolidated Statement of Financial Statements for the year ended May 31, 2016. The following table summarizes the restatement changes made to the Consolidated Balance Sheets for the years ended May 31, 2016, and 2015, previously filed:

Consolidated Balance Sheet - May 31, 2016	Originally Reported	Adjustment	As Restated

Goodwill	$25,000	$(25,000)	$-
Accumulated deficit	$(1,462,781)	$(25,000)	$(1,487,781)

Consolidated Balance Sheet - May 31, 2015	Originally Reported	Adjustment	As Restated

Goodwill	$25,000	$(25,000)	$-
Accumulated deficit	$(1,349,918)	$(25,000)	$(1,374,918)

NOTE 5 – BLUE SPIKE AGREEMENT

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

Issuance of Units

On February 26, 2014 the Company closed a direct offering for the issuance of 1,500,000 units at a price of $0.01 per unit for aggregate gross proceeds of $15,000.  Each unit consisted of one share of common stock, one A warrant, and one B warrant.  The A warrant is exercisable at a price of $0.05 per warrant until February 1, 2019 and each B warrant is exercisable at a price of $0.10 per warrant until February 1, 2019.  The nits were issued pursuant to Regulation S of the Securities Act of 1993.  The issuance of the 1,500,000 units were directly offered to the Corporation's officers, Stephane Pilon, Chief Executive Officer and Pol Brisset, Secretary.

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

On March 1, 2015, Biere Brisset International, Inc. entered into a 5-year Manufacturing and Distribution Agreement with La Compagnie de Biere Brisset, Inc. ("CBB"), a specialty brewer, to help bring to market and test new line extensions for beer brands owned by the Company.  CBB undertakes to sell the Products, while complying with policies, procedures, methods and conditions of promotion, of advertising and sales described in the agreement.  Proceeds, if any, from the sale of the Products are retained by CBB as compensation for its services. The Company's President, Chief Executive Officer, Chief Financial Officer, Treasurer and a director, Stephane Pilon, serves as CBB's Vice President and the Company's Secretary and director, Pol Brisset, serves as CBB's President. Pol Brisset and Stephane Pilon are majority owners of CBB.  As of May 31, 2016, there have been no expenses incurred in relation to this Agreement.

As of May 31, 2016, there was no amount  payable to Stephane Pilon.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Commencing March 24, 2016, the Company renewed the lease for its shared office space at $150 per month.  The lease is for one year.  It is expected that the Company will renew the lease for another year when the current lease expires.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company's management, including its chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of May 31, 2016, the date of the Company's most recently completed fiscal year end. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective, as of May 31, 2016, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, internal control over financial reporting is a process designed by, or under the supervision of, a company's principal executive and principal financial officer, and effected by a company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the preparation of this 2016 Annual Report, management concluded that we did not design and maintain effective controls over completeness, existence and accuracy related to the accounting for goodwill relating to the Company's acquisition of all of the assets related to the product known as "Broken 7" pursuant to that certain Asset Purchase Agreement, dated April 4, 2014, between the Company, Scenario A, a Quebec corporation and owner of Broken 7, and Stephane Pilon and Pol Brisset, the executive officers, directors and majority owners of the Company and Scenario A, for an aggregate purchase price of $25,000 (the "Purchase Price"). The Purchase Price was attributed to Broken 7 as goodwill due the fact that there was no inventory and no other assets were acquired.  However, due to the fact that Scenario A was a related party, under SAB Topic 5G and ASC 805-50-30-5, the Company's financial statements should have reflected the acquisition of Broken 7 at the historical cost of the parent of the entities under common control which was $0, and the Purchase Price should have been recognized by the Company as a loss.

This material weakness resulted in the restatements of the unaudited interim financial statements previously issued in our quarterly report on Form 10-Q for the period ended September 30, 2016 and for the audited interim financial statements previously issued in our annual report on Form 10-K for the fiscal year ended March 31, 2016.

As a result of this material weakness, management concluded that, at March 31, 2016, our internal control over financial reporting was not effective.

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

Family Relationships

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

 SUMMARY COMPENSATION TABLE

								Non-Equity	Nonqualified	All
Name and						Stock	Option	Incentive Plan	Deferred	Other
Principal		Salary		Bonus		Awards	Awards	Compensation	Compensation	Compensation	Total
Position	Year	($)		($)		($)	($)	($)	Earnings ($)	($)	($)
Stephane Pilon (1)	2016	42,353	(2)	-		-	-	-	-	-	42,353
President, Chief Executive Officer, Chief Financial Officer, Treasurer and a director	2015	16,350	(3)	9,992	(4)	-	-	-	-	-	26,342

Pol Brisset (2)	2016	-		-		-	-	-	-	-	-
President, Chief Executive Officer, Chief Financial Officer, Treasurer and a director	2015	-		-		-	-	-	-	-	-

(1)	Mr. Pilon has served as our Chief Executive Officer since October 21, 2013.
(2)	Represents $2,269 paid in June and July 2015 under Mr. Pilon's Employment Agreement and $3,781 per month from August 2015 through May 2016 under Mr. Pilon's Amended Service Agreement.
(3)
Represents $2,725 paid in December 2014 under the Pilon Service Agreement and $2,725 per month from January 2015 through May 2015 under Mr. Pilon's Employment Agreement, of which $454 per month was designated by the Company as director's fee.

(4)	Represents a signing bonus paid under the Pilon Service Agreement.

Service Agreements

The Company entered into a service agreement with Pol Brisset, dated September 1, 2011 (the "Brisset Service Agreement"), pursuant to which Mr. Pol provides certain services to the Company, including assisting with its business plan, for compensation of $2,411per month. Mr. Pol also received a signing bonus of $10,000. The agreement is renewable on an annual basis and may be terminated by either party upon 30 days' notice. In December 2012, Mr. Brisset agreed to forgo his compensation under the Agreement.

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

On April 4, 2014, the Company entered into the Asset Purchase Agreement with Scenario A, a Quebec corporation, to purchase all of its assets relating to "Broken 7", a craft beer to be brewed in Montreal, Quebec, Canada, for a purchase price of $25,000. Under the Asset Purchase Agreement, the Company acquired the trademark and recipe to Broken 7. No other assets were acquired. $12,500 was paid at closing and $12,500 was to be paid 60 business days after the closing date of April 7, 2014. By letter agreement dated July 16, 2014, the parties agreed to extend the date on which the second payment of $12,500 was due to August 15, 2014. The Company made the final installment of $12,500 to Scenario A on August 14, 2014. The Company's President, Chief Executive Officer, Chief Financial Officer, Treasurer and a director, Stephane Pilon, serves as Scenario A's President and the Company's Secretary and director, Pol Brisset, serves as Scenario A's Vice President. Mr. Pilon and Mr. Brisset are majority owners of Scenario A.

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

Item 14.  Principal Accounting Fees and Services

Fees billed to the Company by its independent registered public accounting firm ZBS Group, LLP, for the fiscal years ending May 31, 2016 and 2015 are set forth below:

	Fiscal year ending	Fiscal year ending
	31-May-16	31-May-15
Audit Fees	$10,000	$9,000
Audit Related Fees	10,000	9,000
Tax Fees	-	-
All Other Fees	-	-

As of May 31, 2016, the Company did not have a formal, documented pre-approval policy for the fees of the principal accountant. It is in the process of adopting such a policy.

Item 15. Exhibits

EXHIBIT NUMBER		DESCRIPTION
2.1		Agreement and Plan of Merger of Buckeye Oil & Gas, Inc. and Brisset Beer International, Inc.(1)
3.1		Articles of Incorporation, as amended (1)
3.2		By-Laws (2)
4.1		Form of stock certificate (3)
10.1		Stock Purchase Agreement dated June 23, 2011 among Buckeye Oil & Gas, Inc., Pol Brisset and Buckeye Oil & Gas Canada, Inc.(4)
10.2		Farmout and Participation Agreement dated May 12, 2011 between Luxor Oil & Gas Ltd. and Buckeye Oil & Gas (Canada), Inc.(4)
10.3		Service Agreement dated July 1, 2011 by and between Manny Dhinsa and Buckeye Oil & Gas, Inc.(5)
10.4		Form of Regulation S Subscription Agreement (6)
10.5		Service Agreement dated September 1, 2011 by and between Pol Brisset and Buckeye Oil & Gas, Inc.(7)
10.6		Service Agreement dated September 1, 2011 by and between Manny Dhinsa and Buckeye Oil & Gas, Inc.(7)
10.7		Participation Agreement dated May 16, 2011 by and between Buckeye Oil & Gas, (Canada), Inc. and Pioneer Marketing Group Ltd.(8)
10.8		Service Agreement dated April 2, 2012 by and between Michal Gnitecki and Buckeye Oil & Gas, Inc. (9)
10.9		Form of Regulation S Subscription Agreement (10)
10.10		Form of Regulation S Subscription Agreement (11)
10.11		Form of A Warrant Agreement (11)
10.12		Form of B Warrant Agreement (11)
10.13		Asset Purchase Agreement dated April 4, 2014 by and between Scenario A and Buckeye Oil & Gas, Inc. (12)
10.14		Amendment to Assets Purchase Agreement dated July 16, 2014 by and between Scenario A and Brisset Beer International, Inc. (13)
10.15		Form of Regulation S Subscription Agreement (14)
10.16		Form of A Warrant Agreement (14)
10.17		Form of B Warrant Agreement (14)
10.18		Service Agreement dated November 10, 2014 by and between Sandberg International Limited and Brisset Beer International, Inc. (15)
10.19		Service Agreement dated December 1, 2014 by and between Stéphane Pilon and Brisset Beer International, Inc. (16)
10.20		Manufacturing and Distribution Agreement dated December 2, 2014 with 90127-2021 Quebec Inc. d/b/a Breuvages Blue Spike and Biere Brisset International, Inc. (17)
10.21		Employment Agreement dated January 12, 2015 by and between Stéphane Pilon and Biere Brisset International, Inc. (18)
10.22		Form of Regulation S Subscription Agreement (19)
10.23		Form of A Warrant Agreement (19)
10.24		Form of B Warrant Agreement (19)
10.25		Form of Regulation S Subscription Agreement (20)
10.26		Form of A Warrant Agreement (20)
10.27		Form of B Warrant Agreement (20)
10.28		Form of Regulation S Subscription Agreement (20)
10.29		Form of A Warrant Agreement (20)
10.30		Form of B Warrant Agreement (20)
10.31		Amendment to the Manufacturing and Distribution Agreement (the "Amendment") between Biere Brisset International, Inc., and Breuvages Blue Spike dated April 1, 2016 (21)
21		List of subsidiaries
31	*	Rule 13a-14(a)/15d14(a) Certifications
32	*	Section 1350 Certifications

EXHIBIT NUMBER	DESCRIPTION
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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
(17) Previously filed with the Company's Form 8-K submitted to the SEC on December 8, 2014.
(18) Previously filed with the Company's Form 8-K submitted to the SEC on January 15, 2015.
(19) Previously filed with the Company's Form 8-K submitted to the SEC on March 2, 2015.
(20) Previously filed with the Company's Form 8-K submitted to the SEC on May 19, 2015.
(21)  Previously filed with the Company's Form 10-K submitted to the SEC on August 30, 2016.

*Filed herewith.
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

BRISSET BEER INTERNATIONAL, INC.

Dated: March 19, 2018	By: /s/ Stephane Pilon
Name: Stephane Pilon
Title: President, Chief Executive, Chief Financial Officer, Treasurer, and Director (Principal Executive, Financial, and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/Stephane Pilon Stephane Pilon	President, Chief Executive and Chief Financial Officer, Treasurer, and Director (Principal Executive, Financial, and Accounting Officer)	March 19, 2018

/s/ Pol Brisset Pol Brisset	Director and Secretary	March 19, 2018