Form 10-Q/A
period 2016-08-31
Brisset Beer International, Inc.
filed 2018-04-02
CIK 1495648

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
[   ] Yes [X] No

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,863,000 shares of common stock, $0.0001 par value, were issued and outstanding as of April 2, 2018.

EXPLANATORY NOTE

The Company is filing this amendment ("Amendment") to its previously filed Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2016 (the "Original Filing") originally filed with the Securities and Exchange Commission (the "Commission") on October 14, 2016 (the "Filing Date") to restate its financial statements for the three-months ended August 31, 2016.

As disclosed by the Company on a Form 8-K filed with the Commission on February 7, 2018, on July 10, 2017, the Company was informed that there were errors in the valuation of Class A and Class B warrants issued by the Company on August 22, 2016 to Stephane Pilon and Pol Brisset, the Company's executive officers and directors, and that the stock based compensation costs associated with the issuance of the 6,000,000 warrants, issued for services, should have been valued and expensed during the three month period ended August 31, 2016.   The Company was also informed that there was an error  in the accounting and reporting of goodwill relating to the Company's acquisition of all of the assets related to the product known as "Broken 7" pursuant to that certain Asset Purchase Agreement, dated April 4, 2014, between the Company, Scenario A, a Quebec corporation and owner of Broken 7, and Stephane Pilon and Pol Brisset, the executive officers, directors and majority owners of the Company and Scenario A, for an aggregate purchase price of $25,000 (the "Purchase Price"). The Purchase Price was attributed to Broken 7 as goodwill due the fact that there was no inventory and no other assets were acquired.  However, due to the fact that Scenario A was a related party, under SAB Topic 5G and ASC 805-50-30-5, the Company's financial statements should have reflected the acquisition of Broken 7 at the historical cost of the parent of the entities under common control which was $0, and the Purchase Price should have been recognized by the Company as a loss.

As a result of the errors, the Company is filing this Amendment to restate its unaudited Consolidated Statement of Financial Statements for the three months ended August 31, 2016.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements
BRISSET BEER INTERNATIONAL, INC.
CONDENSED BALANCE SHEETS

	August 31, 2016	May 31, 2016
	Unaudited
	(Restated)	(Restated)
ASSETS
Current Assets
Cash and cash equivalents	$6,290	$33,655
Trade and Other Receivables	12,750	5,442
Prepaid expenses	2,389	7,169
Total Current Assets	21,429	46,266

Goodwill (note 6)	-	-

TOTAL ASSETS	$21,429	$46,266

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$24,452	$19,297
Due to Related Parties	5,970	-
Total Current Liabilities	30,422	19,297

STOCKHOLDERS' DEFICIT
Common Stock, Par Value $0.0001, Authorized 500,000,000 shares, 9,608,000 and 3,608,000 shares issued and outstanding at August 31, 2016 and May 31, 2016 respectively	961	361
Additional paid-in capital	1,399,086	1,396,686
Subscriptions receivable	(3,000)	-
Warrants	487,966	116,703
Accumulated deficit	(1,894,815)	(1,487,781)
Accumulated Other Comprehensive Income	809	1,000
Total stockholders' deficit	(8,993)	26,969

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$21,429	$46,266

See accompanying notes to interim condensed consolidated financial statements

BRISSET BEER INTERNATIONAL, INC.
CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(Restated)

	For the three months ended
	August 31,	August 31,
	2016	2015

REVENUES	$11,398	$19,697

EXPENSES
Operating Expenses	$31,264	$18,947
Professional Fees	6,988	6,175
Office and Sundry	7,311	7,937
Rent	450	456
Management and Directors' Fees	1,156	1,173
Stock based compensation	371,263	-
TOTAL EXPENSES	(418,432)	(34,688)

NET LOSS	$(407,034)	$(14,991)

OTHER COMPREHENSIVE (LOSS) INCOME	(191)	(1,428)

COMPREHENSIVE LOSS	(407,225)	(16,419)

Basic and Diluted Loss per Common Share	$(0.05)	(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	9,021,043	3,217,457

See accompanying notes to interim condensed consolidated financial statements

BRISSET BEER INTERNATIONAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(Restated)

	For the three months ended
	August 31,	August 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(407,034)	$(14,991)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	371,263	-
Changes in operating assets and liabilities:
Trade and Other Receivables	(7,308)	(8,251)
Prepaid Expenses	4,780	(1,140)
Accounts Payable and Accrued Liabilities	5,155	3,763
Related Parties	5,970	(1,387)
Net cash used in operating activities	(27,174)	(22,006)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the Sale of Common Stock	-	19,500
Net cash provided by financing activities	-	19,500

Effect of exchange rate changes on cash	(191)	(1,428)

Net increase (decrease) in cash and cash equivalents	(27,365)	(3,934)
Cash and cash equivalents - beginning of period	33,655	35,110
Cash and cash equivalents - end of period	$6,290	$31,176

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

NOTE 2 – ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States ("GAAP") on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company commenced its craft brewing activities in September 2014.  During the three months ended August 31, 2016 the Company has incurred net losses of $407,034 and the Company expects losses to continue until it can achieve profitable operations from its craft beer operations.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4 - RESTATEMENT

Subsequent to the original filing of the Form 10-Q for the period ending August 31, 2016, the Company determined that goodwill (Note 6) associated with the Asset Purchase Agreement with Scenario A that occurred on April 4, 2014 should have been fully impaired as of May 31, 2014.

In addition, the Company determined that stock-based compensation costs associated with the issuance of 6,000,000 warrants (Note 7) on August 22, 2016, issued for services, should have been valued and expensed during the three-month period ended August 31, 2016.

As a result of the errors, the Company has restated its unaudited Consolidated Statement of Financial Statements for the three months ended August 31, 2016. The following table summarizes the restatement changes made to the Consolidated Balance Sheets and Consolidated Statement of Operations and Comprehensive Loss for the three months ended August 31, 2016 previously filed:

Consolidated Balance Sheet – August 31, 2016	Originally Reported	Adjustment	As Restated

Goodwill	$25,000	$(25,000)	$-
Warrants	$116,703	$371,263	$487,966
Accumulated deficit	$(1,498,552)	$(396,263)	$(1,894,815)

Consolidated Statement of Operations and Comprehensive Loss – Three months ended August 31, 2016	Originally Reported	Adjustment	As Restated
Stock based compensation	$-	$371,263	$371,263
Net Loss	$(35,771)	$(371,263)	$(407,225)

Consolidated Balance Sheet - May 31, 2016	Originally Reported	Adjustment	As Restated
Goodwill	$25,000	$(25,000)	$-
Accumulated deficit	$(1,462,781)	$(25,000)	$(1,487,781)

NOTE 5 - CONTRACT BREWING AGREEMENT

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

Issuance of Units

On August 22, 2016, we sold a total of 6,000,000 shares of common stock to Stephane Pilon and Pol Brisset for an aggregate of $3,000.  Messrs. Pilon and Brisset also received Class A warrants to purchase an aggregate of 3,000,000 shares of our common stock at an exercise price of $0.05 per share and Class B warrants to purchase an aggregate of 3,000,000 shares of our common stock at an exercise price of $0.10 per share.  Such warrants expire in five years from the date of issuance and are immediately exercisable on a cashless basis.  The valuation of the warrants was completed using the Black Sholes model, and stock-based compensation of $371,263 was recorded.

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

On March 1, 2015, Biere Brisset International, Inc. entered into a 5-year Manufacturing and Distribution Agreement with La Compagnie de Biere Brisset, Inc. ("CBB"), a specialty brewer, to help bring to market and test new line extensions for beer brands owned by the Company.  CBB undertakes to sell the Products, while complying with  policies, procedures, methods and conditions of promotion, of advertising and sales described in the agreement.  Proceeds, if any, from the sale of the Products are retained by CBB as compensation for its services. The Company's President, Chief Executive Officer, Chief Financial Officer, Treasurer and a director, Stephane Pilon, serves as CBB's Vice President and the Company's Secretary and director, Pol Brisset, serves as CBB's President. Pol Brisset and Stephane Pilon are majority owners of CBB.  As of August 31, 2016, the Company had a receivable  due from CBB of $4,290 for sales of beer at a Beer Festival.

On August 22, 2016, we sold a total of 6,000,000 shares of common stock to each Stephane Pilon and Pol Brisset for an aggregate of $3,000.  Messrs. Pilon and Brisset also each received Class A warrants to purchase an aggregate of 3,000,000 shares of our common stock at an exercise price of $0.05 per share and Class B warrants to purchase an aggregate of 3,000,000 shares of our common stock at an exercise price of $0.10 per share.  Such warrants expire in five years from the date of issuance and are immediately exercisable on a cashless basis.

As of August 31, 2016, the Company had a payable to Stephane Pilon of $4,918 that included wages and expenses.

Note 9 – SUBSEQUENT EVENTS

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

Net Loss

For the three months ended August 31, 2016 our net loss was $407,225 compared to $14,991 for the three months ended August 31, 2015.

Operating Expenses

Total operating expenses for the three months ended August 31, 2016 were $31,264 compared to $18,947 for the three months ended August 31, 2015. The increase in operating expenses in the three months ended August 31, 2016 compared to the three months ended August 31, 2015 was primarily due to the hiring of a full time marketing employee and an increase to Stephan Pilon's employment agreement. Operating expenses in the three months ended August 31, 2016 were comprised of advertising and promotion of $11,818 (2015 - $9,210), no commissions (2015 - $576), management fee of $10,404 (2015 - $7,429), travel of $1,621 (2015 - $918), miscellaneous of $0 (2015 - $91) and wages and benefits of $5,736 (2015 - $723). Office and sundry expenses were $7,311 for the three months ended August 31, 2016 compared to $7,937 for the three months ended August 31, 2015. Professional fees were $6,988 in the three months ended August 31, 2016 compared to $6,175 for the three-months ended August 31, 2015. The Company paid $1,156 in management and director fees during the three months ended August 31, 2016 compared to $1,173 during the same period in 2015.

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

Going Concern Consideration

The Company has realized only limited revenue from its oil and gas operations and has since abandoned those interests and is currently focusing on developing a craft brewing business. During the three months ended August 31, 2016, the Company incurred a net loss of $407,225. Since inception on May 11, 2010, the Company has an accumulated deficit of $1,894,815 as of August 31, 2016. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None not previously reported.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mining Safety Disclosures

Not applicable.

Item 5. Other information

SUBSEQUENT EVENTS

On September 12, 2016, a private investor exercised a warrant to purchase 105,000 shares of common stock for cash at an exercise price of $0.15 per share.  The Company received proceeds of $15,700 from this exercise.  The Company issued this shares pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

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

Date: April 2, 2018	BRISSET BEER INTERNATIONAL, INC.
By: /s/ Stephane Pilon Name: Stephane Pilon Title: President, Chief Executive Officer, Chief Financial Officer and Treasurer (Principal Executive Officer) (Principal Financial and Accounting Officer)