Form 10-Q/A
period 2016-11-30
Brisset Beer International, Inc.
filed 2018-04-12
CIK 1495648

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,863,000 shares of common stock, $0.0001 par value, were issued and outstanding as of April 12, 2018.

EXPLANATORY NOTE

The Company is filing this amendment ("Amendment") to its previously filed Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2016 (the "Original Filing") originally filed with the Securities and Exchange Commission (the "Commission") on March 3, 2017 (the "Filing Date") to restate its financial statements for the three-months and six-months ended November 30, 2016.

As disclosed by the Company on a Form 8-K filed with the Commission on February 7, 2018, on July 10, 2017, the Company was informed that there were errors in the valuation of Class A and Class B warrants issued by the Company on August 22, 2016 to Stephane Pilon and Pol Brisset, the Company's executive officers and directors, and that the stock based compensation costs associated with the issuance of the 6,000,000 warrants, issued for services, should have been valued and expensed during the three and six month periods ended November 30, 2016.  The Company was also informed that there was an error  in the accounting and reporting of goodwill relating to the Company's acquisition of all of the assets related to the product known as "Broken 7" pursuant to that certain Asset Purchase Agreement, dated April 4, 2014, between the Company, Scenario A, a Quebec corporation and owner of Broken 7, and Stephane Pilon and Pol Brisset, the executive officers, directors and majority owners of the Company and Scenario A, for an aggregate purchase price of $25,000 (the "Purchase Price"). The Purchase Price was attributed to Broken 7 as goodwill due the fact that there was no inventory and no other assets were acquired.  However, due to the fact that Scenario A was a related party, under SAB Topic 5G and ASC 805-50-30-5, the Company's financial statements should have reflected the acquisition of Broken 7 at the historical cost of the parent of the entities under common control which was $0, and the Purchase Price should have been recognized by the Company as a loss.

As a result of the errors, the Company is filing this Amendment to restate its unaudited Consolidated Statement of Financial Statements for the three and six-month periods ended November 30, 2016.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

BRISSET BEER INTERNATIONAL, INC.
CONDENSED BALANCE SHEETS

	November 30, 2016	May 31, 2016
	Unaudited
	(Restated)	(Restated)
ASSETS
Current Assets
Cash and cash equivalents	$-	$33,655
Trade and Other Receivables	6,955	5,442
Prepaid expenses	1,216	7,169
Total Current Assets	8,171	46,266

Goodwill (note 6)	-	-

TOTAL ASSETS	$8,171	$46,266

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank overdraft	$3,499	$-
Accounts payable and accrued liabilities	19,688	19,297
Due to Related Parties	4,008	-
Total Current Liabilities	27,195	19,297

STOCKHOLDERS' DEFICIT
Common Stock, Par Value $0.0001, Authorized 500,000,000 shares, 9,863,000 and 3,608,000 shares issued and outstanding at November 30, 2016 and May 31, 2016 respectively	986	361
Additional paid-in capital	1,447,137	1,396,686
Warrants	470,640	116,703
Accumulated deficit	(1,938,260)	(1,487,781)
Accumulated Other Comprehensive Income	473	1,000
Total stockholders' deficit	(19,024)	26,969
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$8,171	$46,266

See accompanying notes to interim condensed consolidated financial statements

BRISSET BEER INTERNATIONAL, INC.
CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(Restated)

	For the Three Months Ended		For the six months ended
	November 30,	November 30,	November 30,	November 30,
	2016	2015	2016	2015

REVENUES	$6,207	$14,173	$17,605	$33,870

EXPENSES
Operating Expenses	20,336	17,383	51,600	36,330
Professional Fees	8,642	4,750	15,630	10,925
Office and Sundry	19,093	6,922	26,404	14,859
Rent	450	450	900	906
Management and Directors' Fees	1,131	1,135	2,287	2,308
Stock based compensation	-	-	371,263	-
TOTAL EXPENSES	(49,652)	(30,640)	(468,084)	(65,328)

NET LOSS	$(43,445)	$(16,467)	$(450,479)	$(31,458)

OTHER COMPREHENSIVE (LOSS) INCOME	(336)	(406)	(191)	(1,428)

COMPREHENSIVE LOSS	(43,781)	(16,873)	(450,670)	(32,886)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.01)	$(0.06)	(0.01)
Basic and Diluted Weighted Average Common Shares Outstanding	9,699,648	3,217,457	6,982,180	3,217,457

See accompanying notes to interim condensed consolidated financial statements

BRISSET BEER INTERNATIONAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(Restated)

	For the six months ended
	November 30,	November 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(450,479)	$(31,458)
Adjustments to reconcile net loss to net cash used in operating activities:
Units issued for services	15,000
Stock based compensation	371,263	-
Changes in operating assets and liabilities:
Trade and Other Receivables	(1,513)	(3,872)
Prepaid Expenses	5,953	113
Accounts Payable and Accrued Liabilities	391	(1,591)
Bank overdraft	3,499	-
Related Parties	4,008	(3,097)
Net cash used in operating activities	(51,878)	(39,905)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the Sale of Common Stock	18,750	42,000
Net cash provided by financing activities	18,750	42,000

Effect of exchange rate changes on cash	(527)	(1,834)

Net increase (decrease) in cash and cash equivalents	(33,655)	261
Cash and cash equivalents - beginning of period	33,655	35,110
Cash and cash equivalents - end of period	$-	$35,371

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
NOTE 2 – ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States ("GAAP") on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company commenced its craft brewing activities in September 2014.  During the six months ended November 30, 2016 the Company has incurred net losses of $450,479 and the Company expects losses to continue until it can achieve profitable operations from its craft beer operations.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

In addition, the Company determined that stock based compensation costs associated with the issuance of 6,000,000 warrants (Note 7) on August 22, 2016, issued for services, should have been valued and expensed during the six month period ended November 30, 2016.

As a result of the errors, the Company has restated its unaudited Consolidated Statement of Financial Statements for the six months ended November 30, 2016. The following table summarizes the restatement changes made to the Consolidated Balance Sheets and Consolidated Statement of Operations and Comprehensive Loss for the six months ended November 30, 2016 previously filed:

Consolidated Balance Sheet – November 30, 2016	Originally Reported	Adjustment	As Restated

Goodwill	$25,000	$(25,000)	$-
Warrants	$99,377	$371,263	$470,640
Accumulated deficit	$(1,541,997)	$(396,263)	$(1,938,260)

Consolidated Statement of Operations and Comprehensive Loss – Six months ended November 30, 2016	Originally Reported	Adjustment	As Restated
Stock based compensation	$-	$371,263	$371,263
Net Loss	$(79,216)	$(371,263)	$(450,479)

Consolidated Balance Sheet - May 31, 2016	Originally Reported	Adjustment	As Restated

Goodwill	$25,000	$(25,000)	$-
Accumulated deficit	$(1,462,781)	$(25,000)	$(1,487,781)

NOTE 5 - CONTRACT BREWING AGREEMENT

On December 2, 2014, Biere Brisset International Inc., a company incorporated under the Canada Business Corporations Act which is a wholly owned subsidiary of the Company, entered into a Manufacturing and Distribution Agreement with a company incorporated in Quebec which does business under the name "Breuvages Blue Spike" ("Blue Spike"). The agreement sets forth minimum quantities which Blue Spike will manufacture for the Company, manufacturing costs and a gross margin upon which the Company will earn its commission.

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

NOTE 7 – STOCKHOLDERS' EQUITY

	Shares of common stock outstanding	Common stock	Additional paid-in capital	Warrants

Balance – May 31, 2016	3,608,000	361	1,396,686	116,703
Issuance of units	6,255,000	625	50,451	371,263
Balance – November 30, 2016	9,863,000	986	1,447,137	487,966

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

Issuance of Units for Service

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

Pursuant to the Amendment, Mr. Pilon shall be eligible to receive a quarterly discretionary performance bonus up to CDN$6,000 (US$4,560) payable at the beginning of each three-month period beginning on September 1, 2015.  The amount of the bonus, if any, will be decided by the Board of Directors in their sole discretion.  No bonus was paid or is owing to Mr. Pilon as of May 31, 2016.

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

As of November 30, 2016, the Company had a payable to Stephane Pilon of $2,980 for expenses.

Note 9 – SUBSEQUENT EVENTS

On February 17, 2016, the Company received $7,500 as a loan to pay for certain obligations in connection with its SEC filing obligations.  It is pursuant to the terms of LOI.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements of Brisset Beer International, Inc. (the "Company"), which are included elsewhere in this Form 10-Q/A.  Certain statements contained in this report, including statements regarding the anticipated development and expansion of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements.  Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For a more detailed listing of some of the risks and uncertainties facing the Company, please see the Form 10-K/A for the year ended May 31, 2016 filed by the Company with the Securities and Exchange Commission.

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

Subject to Blue Spike's approval of, the Company may sell products manufactured by Blue Spike in the Company's own distribution network. Products sold within the Company's own distribution network are subject to higher margins for the Company.  The Company is responsible, at its expense, for the marketing and promotion of Broken 7, and has agreed to invest 25% of the gross margin of its products for marketing and advertising.

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

Revenues

The Company earned $17,605 of commission revenue from the sale of craft beer during the six months ended November 30, 2016 compared to $33,870 during the three months ended November 30, 2015.  Decrease in commission was due to the amendment of the manufacturing and distribution agreement with Blue Spike.

Operating Expenses and Net Loss

For the six months ended November 30, 2016, our net loss was $450,479 compared to $31,458 for the six months ended November 30, 2015.  Expenses have increased in the six months ended November 30, 2016 compared to the six months ended November 30, 2015 primarily due to an increase in the net loss.  Operating expenses increased in the six months ended November 30, 2016 to $51,600 from $36,330 in the six months ended November 30, 2015 due to an increase to Stephane Pilon's employment agreement and the hiring of a full-time marketing employee. Operating expenses comprised of advertising and promotion of $$14,675 (2015 - $13,406), commissions of $0 (2015 - $865), management fee of $20,579 (2015 - $17,697), travel of $1,604 (2014 - $1,694), miscellaneous of $0 (2015 - $2,667) and wages and benefits of $14,742 (2015 - $0).  Professional fees were $15,630 in the six months ended November 30, 2016 compared to $10,925 for the six-months ended November 30, 2015.  The higher professional fees in 2016 were the result of the Company incurring increased legal fees relating to its filing of an S1 Registration Statement.  Office and sundry increased in the six months ended November 30, 2016to $26,404 from $14,859 in the six months ended November 30, 2015.  This increase was due to the Company issuing shares for services rendered. The Company paid $2,287 in management and director fees during the six months ended November 30, 2016 and $2,308 during the same period in 2015.

Liquidity and Capital Resources

We had a negative cash balance of $3,499 and a negative working capital of $19,024 at November 30, 2016.  Net cash used in operating activities during the six months ended November 30, 2016 was $55,377 compared to $39,905 during the six months ended November 30, 2015.  A portion of the increase was due to an increase of the net loss for the six months ended November 30, 2016 to $450,479 from $31,458 for the six months ended November 30, 2015.  In addition, in the six months ended November 30, 2016, we had an inflow in accounts payable and accrued liabilities of $391 compared to a net outflow of $1,591 from an increase in accounts payable and accrued liabilities in the six months ended November 30, 2015.  There was a net inflow of $4,008 in related parties in the six months ended November 30, 2016 compared to a net outflow of $3,097 for the same period in 2015.  In the six months ended November 30, 6there was an outflow of $1,531 in changes in accounts receivable compared to an outflow of $3,872 for the same period in 2015.  There were financing activities of $18,750 received from the issuance of units during the six months ended November 30, 2016, compared to $42,000 received from the issuance of shares for the six months ended November 30, 2015.   There were no investing activities for either of the six months ended November 30, 2016 and 2015.

Between August 2011 and November 2015, the Company has raised a total of $1,116,500 through the issuance of shares of common stock, which shares were offered by the Company pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.  The funds received from these financings were used primarily to fund the Company's portion of drill programs under the Farmout Agreement and for general working capital purposes.  However, even with these financings current cash on hand is not sufficient to fund all of the Company's requirements for the next twelve months.

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

Going Concern Consideration

The Company has realized only limited revenue from its oil and gas operations and has since abandoned those interests and is currently focusing on developing a craft brewing business.    During the six months ended November 30, 2016, the Company incurred a net loss of $450,479.  Since inception on May 11, 2010, the Company has an accumulated deficit of $1,938,260 to November 30, 2016.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None not previously reported.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mining Safety Disclosures

Not applicable.

Item 5. Other information

SUBSEQUENT EVENTS

On September 12, 2016, a private investor exercised a warrant to purchase 105,000 shares of common stock for cash at an exercise price of $0.15 per share.  The Company received proceeds of $15,700 from this exercise.  The Company issued these shares pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

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

Date: April 12, 2018	BRISSET BEER INTERNATIONAL, INC.
By: /s/ Stephane Pilon Name: Stephane Pilon Title: President, Chief Executive Officer, Chief Financial Officer and Treasurer (Principal Executive Officer) (Principal Financial and Accounting Officer)