Form 10-Q
period 2017-02-28
Brisset Beer International, Inc.
filed 2018-06-22
CIK 1495648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2017
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,863,000 shares of common stock, $0.0001 par value, were issued and outstanding as of June 13, 2018.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

BRISSET BEER INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28,	May 31,
	2017	2016
ASSETS	(Unaudited)	(Restated)
Current Assets
Cash and cash equivalents	$7,359	$33,655
Trade and Other Receivables	3,743	5,442
Prepaid expenses	-	7,169
Total Current Assets	11,102	46,266

TOTAL ASSETS	$11,102	$46,266

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$39,187	$19,297
Due to Related Parties	10,408	-
Convertible notes, net of $7,044 and $0 debt discount	456	-
Total Current Liabilities	50,051	19,297

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, Par Value $0.0001, Authorized 500,000,000 shares,	986	361
9,863,000 and 3,608,000 shares issued and outstanding at February 28, 2017 and May 31, 2016 respectively
Additional paid in capital	1,454,637	1,396,686
Warrants	470,640	116,703
Accumulated other comprehensive income (loss)	(54)	1,000
Accumulated deficit	(1,965,158)	(1,487,781)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(38,949)	26,969

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$11,102	$46,266

See accompanying notes to interim condensed consolidated financial statements

BRISSET BEER INTERNATIONAL, INC.
CONDENSED CONSOLIDETD STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months ended		Nine Months Ended
	February 28, February 29,		February 28, February 29
	2017	2016	2017	2016
		(Restated)		(Restated)
Revenues	$8,415	10,100	$26,020	$43,970

Operating Expenses
General and administration	3,052	25,110	54,652	61,440
Professional fees	422	11,063	16,052	21,988
Office and sundry	3,068	7,700	29,472	22,559
Rent	-	450	900	1,356
Management and Director's Fees	28,292	1,076	30,579	3,384
Stock based compensation	-	-	371,263	-
Total operating expenses	34,834	45,399	502,918	110,727

Loss from operations	(26,419)	(35,299)	(476,898)	(66,757)

Other (Expense) Income
Interest expense	(479)	-	(479)	-
Total other income (expense)	(479)	-	(479)	-

Net loss before taxes	(26,898)	(35,299)	(477,377)	(66,757)
Provision for income taxes	-	-	-	-
Net loss	$(26,898)	(35,299)	$(477,377)	$(66,757)

Other comprehensive income (loss)	(863)	71	(1,054)	(1,763)

Comprehensive Loss	(27,761)	(35,228)	(478,431)	(68,520)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	(0.01)	$(0.06)	$(0.02)

Weighted Average Common Shares Outstanding - Basic and Diluted	9,863,000	3,543,330	7,917,489	3,346,294

See accompanying notes to interim condensed consolidated financial statements

BRISSET BEER INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	February 28, February 29,
	2017	2016
		(Restated)
Cash Flows from Operating Activities:
Net loss	$(477,377)	$(66,757)
Adjustments to reconcile net loss to net cash used in operating activities:
Units issued for services	15,000	-
Stock-based compensation	371,263	-
Amortization of debt discount	456	-
Changes in operating assets and liabilities:
Trade and Other receivables	1,699	(3,738)
Prepaid expenses	7,169	(5,593)
Accounts Payable and Accrued liabilities	19,890	(5,485)
Due to (from) related parties	10,408	(117)
Net Cash Used in Operating Activities	(51,492)	(81,690)

Cash Flows from Financing Activities:
Proceeds from issuance of convertible debt	7,500	-
Proceeds from issuance of common stock	18,750	122,250
Net Cash Provided By Financing Activities	26,250	122,250

Effect of exchange rate changes on cash	(1,054)	(1,763)

Net Increase (Decrease) in Cash and Cash Equivalents	(26,296)	38,797
Cash and Cash Equivalents, beginning of period	33,655	35,110
Cash and Cash Equivalents, end of period	$7,359	$73,907

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Disclosure:
Discount to debt for beneficial conversion feature	$7,500	$-

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

Interim Reporting

In the opinion of management, the unaudited condensed consolidated financial information furnished herein reflects all adjustments, consisting of normal and recurring adjustments that are necessary to fairly state the financial position of Brisset Beer International. Inc. and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended May 31, 2016.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosures, which would substantially duplicate the disclosure contained in the Company's Form 10-K for the fiscal year ended May 31, 2016 has been omitted.  The results of operations for the nine-month period ended February 28, 2017 are not necessarily indicative of results for the fiscal year ending May 31, 2017 or for any future annual or interim period.

NOTE 2 – ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States ("GAAP") on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company commenced its craft brewing activities in September 2014.  During the nine months ended February 28, 2017 the Company has incurred net losses of $477,377 and the Company expects losses to continue until it can achieve profitable operations from its craft beer operations.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

We will be required to expend substantial amounts of working capital in order to brew, distribute and market our Broken 7 brand of craft beer.  Our current operations have been funded entirely from capital raised from our private offering of securities from February 2014 through December 2015, as well as additional funding received in 2017 through the issuance of convertible notes and stock issuances. We are entirely dependent on our ability to attract and receive additional funding from either the sale of securities or outside sources such as private investment or a strategic partner. We currently have no firm agreements or arrangements with respect to any such financing and there can be no assurance that any needed funds will be available to us on acceptable terms or at all. The inability to obtain sufficient funding of our operations in the future will restrict our ability to grow and reduce our ability to continue to conduct business operations. Our failure to raise additional funds will adversely affect our business operations, and may require us to suspend our operations, which in turn may result in a loss to the purchasers of our common stock.  If we are unable to obtain necessary financing, we will likely be required to curtail our development plans which could cause us to become dormant. Any additional equity financing may involve substantial dilution to our then existing stockholders.

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

Foreign Currency

The functional currency of the Company at February 28, 2017 and May 31, 2016 is the Canadian dollar. Transactions that are denominated in a foreign currency are re-measured into the functional currency at the current exchange rate on the date of the transaction. Any foreign currency denominated monetary assets and liabilities are subsequently re-measured at current exchange rates, with gains or losses recognized as foreign exchange losses or gains in the statement of operations. Nonmonetary assets and liabilities are translated at historical exchange rates. Expenses are translated at average exchange rates during the period. Exchange gains and losses are included in statement of operations for the period.

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

Loss per Share

Income or loss per share is calculated based on the weighted average number of common shares outstanding. Diluted loss per share does not differ from basic loss per share since the effect of the Company's warrants are anti-dilutive. Diluted income per share is calculated using the treasury stock method which uses the weighted average number of common shares outstanding during the period and also includes the dilutive effect of potentially issuable common shares from outstanding and warrants. At February 28, 2017 potential common shares of 12,467,500 related to outstanding share purchase warrants were excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive.

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

Uncertain Tax Positions

The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, Accounting for Uncertainty in Income Taxes. The Company had no material unrecognized income tax assets or liabilities for the year ended May 31, 2016. The Company's policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the year ended May 31, 2016, there was no income tax, or related interest and penalty items in the income statement, or liability on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and Nevada State.  Tax years 2011 to present remain open to income tax examination.  The Company is not currently involved in any income tax examinations.

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

Beneficial Conversion Feature of Convertible Debt

The Company accounts for convertible debt in accordance with the guidelines established by FASB ASC 470-20, "Debt with Conversion and Other Options". The Beneficial Conversion Feature ("BCF") of convertible debt is normally characterized as the convertible portion or feature of certain debt that provide a rate of conversion that is below market value or in-the-money when issued. The Company records a BCF related to the issuance of convertible debt when issued, and also records the estimated fair value. Beneficial Conversion Features that are contingent upon the occurrence of a future event are recorded when the event is resolved.

Impairment of Long-lived Assets

In accordance with ASC 360, Property, Plant and Equipment, long lived assets such as equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount of fair value less costs to sell and are no longer depreciated.  The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

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

Any receivables remaining unpaid forty-five days after invoicing by an unrelated party business will be charged to the Company.  The unrelated party business undertakes to pay the said receivable account to the Company without delay once recovered, less the costs of collection and late penalty fees.

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

NOTE 4 - RESTATEMENT

Subsequent to the original filing of the Form 10Q for the period ending February 29, 2016 the Company determined that goodwill associated with the Asset Purchase Agreement with Scenario A that occurred on April 4, 2014 should have been fully impaired as of May 31, 2014.

In addition, the Company determined that stock-based compensation costs associated with the issuance of 6,000,000 warrants on August 22, 2016, issued for services, should have been valued and expensed on the issuance date.

As a result of the errors, the Company has restated the corresponding unaudited Consolidated Statement of Financial Statements for the periods affected by the restatements.

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

On April 1, 2016, BBII amended the manufacturing and distribution agreement (the "Amendment") with Blue Spike to clarify sections 2.1.6 "BBII Margin", 5.1.4 Limitation, 5.2.1 Price, 6.2 Distribution Network, 6.7 Price of Products, and 6.8 BBII Sales Network.  The Amendment also lists new Broken 7 products under Schedules A and D, and includes the updated BBII Margins for new Broken 7 products into Schedule F.  For all the terms of the Manufacturing and Distribution Agreement, reference is hereby made to such Agreement annexed hereto as Exhibit 10.32. All statements made herein concerning such document are qualified by references to said exhibit.

NOTE 6 – INTANGIBLE ASSETS

Broken 7

On April 4, 2014, the Company entered into an Asset Purchase Agreement with Scenario A, a private Quebec corporation, to purchase all assets relating to the product known as "Broken 7", a craft beer locally brewed in Montreal, Quebec, Canada.  Under the Asset Purchase Agreement, the Company agreed to acquire Broken 7 for $25,000 payable in two installments to Scenario A with $12,500 to be paid at closing and $12,500 to be paid 60 business days after the closing date of April 7, 2014 (second installment payment was completed July 2014).  The purchase was of the Broken 7 trademark and recipe only.  No other assets were acquired.  The Company's principal executive officer, Stephane Pilon, also serves as Scenario A's President.  The Corporation's Secretary and director, Pol Brisset, also serves as Scenario A's Vice-President.  Mr. Pilon and Mr. Brisset are majority owners of Scenario A.  The Company made the first payment of $12,500 on closing.  The Company and Scenario A have amended the original agreement such that the due date of the second payment of $12,500 has been extended an additional 30 business days to August 15, 2014.  On August 14, 2014 the Company made the second payment. The fair value of Broken 7 is measured by level three hierarchy of fair value of financial instruments.

The Company recorded $25,000 as goodwill on April 4, 2014.  On May 31, 2014, the Company impaired the $25,000 based on a qualitative and quantitative analysis.

NOTE 7 – CONVERTIBLE PROMISSORY NOTES

Convertible notes payable at February 28, 2017 and May 31, 2016 consists of the following:

	February 28, 2017	May 31, 2016
Dated February 17, 2017	$7,500	$-
Total convertible notes payable, gross	7,500	-

Less: Unamortized debt discount	(7,044)	-
Total convertible notes	$456	$-

On February 17, 2017, the Company issued a convertible note for $7,500 proceeds.  The Company recorded a debt discount related to the beneficial conversion feature of the note for $7,500.  The note is convertible in common stock at 50% discount to the lowest average 20-day trading price and was due on August 17, 2017.  The note has not yet been paid and is currently in default.

During the three months ended February 28, 2017, the Company recorded $456 related to the amortization of the discount as interest expense.

NOTE 8 – STOCKHOLDERS' EQUITY

	Shares of common stock outstanding	Common stock	Additional paid-in capital	Warrants
Balance – May 31, 2016	3,608,000	$361	$1,396,686	$116,703
Issuance of common shares	6,000,000	600	2,400	-
Issuance of common shares for services	150,000	15	14,985	-
Debt discount on convertible notes issued	-	-	7,500	-
Issuance of warrants	-	-	-	371,263
Exercise of warrants	105,000	10	33,066	(17,326)
Balance – February 28, 2017	9,863,000	$986	$1,454,637	$470,640

COMMON STOCK

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

On September 12, 2016, a private investor exercised warrants to purchase 105,000 shares of common stock for cash at an exercise price of $0.15 per share.  The Company received proceeds of $15,750 from this exercise.  The entire proceeds have been allocated to common shares.

During the nine months ended February 28, 2017, the Company issued 150,000 shares of common stock for services provided to the company.

Issuance of Units for Service

On November 8, 2016, the Company issued 150,000 units of the Company in payment for services rendered. The units were valued at a price of $0.10 per unit.

WARRANTS
The Company has the following warrants outstanding as of February 28, 2017:
Exercise Price	Number	Expiry	Remaining Life

$0.05	1,500,000	1-Feb-19	2.42
$0.05	3,000,000	31-Aug-21	4.5
$0.10	1,500,000	1-Feb-19	2.42
$0.10	3,000,000	31-Aug-21	4.5
$0.15	550,000	1-Jun-19	2.76
$0.15	125,000	30-Jun-19	2.84
$0.20	130,000	9-Jan-20	3.36
$0.25	550,000	1-Jun-20	3.76
$0.25	125,000	30-Jun-20	3.84
$0.25	130,000	9-Jan-20	3.36
$0.25	135,000	17-Feb-20	3.47
$0.25	140,000	6-May-20	3.69
$0.30	135,000	17-Feb-20	3.47
$0.30	140,000	6-May-20	3.69
$0.35	65,000	7-Aug-20	3.94
$0.35	75,000	16-Oct-20	4.13
$0.35	267,500	16-Nov-20	4.21
$0.40	65,000	7-Aug-20	3.94
$0.40	75,000	16-Oct-20	4.13
$0.40	267,500	16-Nov-20	4.21
$0.45	75,000	16-Oct-20	4.13
$0.45	267,500	16-Nov-20	4.21
	12,317,500

NOTE 9 – RELATED PARTY TRANSACTIONS

On November 30, 2014, the Company entered into a service agreement with its current principal executive officer, Stephane Pilon.  Under the agreement the Company paid Mr. Pilon $9,992 (CDN$11,000) upon signing and will pay Mr. Pilon $2,725 (CDN $3,000) on a monthly basis.  On January 12, 2015, the service agreement with Stephane Pilon was replaced by an employment agreement.  Under the agreement, the Company agreed to pay Mr. Pilon a base salary of CDN$36,000 (US$27,364) per year, payable twice monthly.

On September 3, 2015, the employment agreement with Stephane Pilon was amended.  Under the agreement the Company will pay Mr. Pilon a base salary of CDN$60,000 (US$45,606) per year, payable once monthly.  Mr. Pilon will also be entitled to receive a cell phone allowance of CDN$75 (US$57) per month.

Pursuant to the Amendment, Mr. Pilon shall be eligible to receive a quarterly discretionary performance bonus up to CDN$6,000 (US$4,560) payable at the beginning of each three-month period beginning on September 1, 2015.  The amount of the bonus, if any, will be decided by the Board of Directors in their sole discretion.  No bonus was paid or is owing to Mr. Pilon as of February 28, 2017.  The change in compensation was discretionary and approved by management.

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

On August 22, 2016, the Company sold a total of 6,000,000 shares of common stock to each Stephane Pilon and Pol Bisset for an aggregate of $3,000.  Messrs. Pilon and Brisset also each received Class A warrants to purchase an aggregate of 3,000,000 shares of our common stock at an exercise price of $0.05 per share and Class B warrants to purchase an aggregate of 3,000,000 shares of our common stock at an exercise price of $0.10 per share.  Such warrants expire in five years from the date of issuance and are immediately exercisable on a cashless basis.

During the nine months ended February 28, 2017, the Company recorded $30,579 Management and Director's fees, related to services provided by Stephane Pilon.

As of February 28, 2017, the Company had a payable to Stephane Pilon of $10,408 for accrued salary, and expenses paid on behalf of the Company.

Note 10 – SUBSEQUENT EVENTS

On March 2, 2018, the Company and Blue Spike entered into a Mutual Discharge Agreement (the "Termination Agreement"), pursuant to which the parties mutually agreed to terminate the Manufacturing and Distribution Agreement. The effective date of the Termination Agreement was March 2, 2018.

The parties chose to terminate the Manufacturing and Distribution Agreement due to the Company's lack of sufficient sales Broken 7.

Pursuant to the Termination Agreement, the Company agreed to pay Blue Spike an aggregate of $5,979, including Blue Spike's outstanding invoices aggregating $3,700, sales commissions from September to December 2017 and applicable taxes.

There were no material early termination penalties incurred by the Company in connection with the termination of the Manufacturing and Distribution Agreement.

On June 6, 2017, the Company issued a convertible promissory note for proceeds of $11,000.  The note matures on December 6, 2017 and accrues interest at 8% per annum.  The note is convertible in common stock at 50% discount to the lowest average 20-day trading price.

On August 4, 2017, the Company issued a convertible promissory note for proceeds of $7,500.  The note matures on February 4, 2018 and accrues interest at 8% per annum.  The note is convertible in common stock at 50% discount to the lowest average 20-day trading price.

On October 6, 2017, the Company issued a convertible promissory note for proceeds of $15,000.  The note matures on April 6, 2018 and accrues interest at 8% per annum.  The note is convertible in common stock at 50% discount to the lowest average 20-day trading price.

On March 23, 2018, the Company issued a convertible promissory note for proceeds of $20,000.  The note matures on September 23, 201, and accrues interest at 8% per annum.  The note is convertible in common stock at 50% discount to the lowest average 20-day trading price.

On March 31, 2018, the Company issued a promissory note for proceeds of $2,000.  The note matures on September 23, 2018 and accrues interest at 1.5% per quarter.

On March 31, 2018, the Company issued a promissory note for proceeds of $6,500.  The note matures on September 23, 2018 and accrues interest at 1.5% per quarter.

On March 31, 2018, the Company issued a promissory note for proceeds of $7,337.85.  The note matures on September 23, 2018 and accrues interest at 1.5% per quarter.

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

Plan of Operations

Until April 2014, we were engaged in the acquisition and exploration of oil and gas properties.  We are currently engaged in developing our business to brew, distribute, market and sell a single brand of craft beer called Broken 7.

Our initial plan was to brew, market and sell the craft beer in Quebec, Canada.

On December 2, 2014 the Company entered into a five-year manufacturing and distribution agreement (the "Manufacturing and Distribution Agreement") with Breuvages Blue Spike ("Blue Spike") pursuant to which Blue Spike has the exclusive right to manufacture, distribute and sell BBII's Broken7 beer in certain designated networks in the following Canadian provinces and U.S. states: Newfoundland, Prince- Edward Island, New Brunswick, Nova Scotia, Quebec, Ontario, Maine, New Hampshire, Vermont, New York, Massachusetts, Connecticut, Rhode Island, New Jersey, Pennsylvania, Ohio, Michigan, Illinois, Indiana, Kentucky, West Virginia, Virginia, Washington DC, Delaware, Maryland. The Company granted Blue Spike a right of first refusal to act as exclusive agent for the distribution and sale of its products in other new territories.

On April 1, 2016, BBII amended the manufacturing and distribution agreement with Blue Spike to clarify certain of the business terms regarding the margins, pricing and distribution networks.

On November 8, 2016, BBII issued an addendum to the manufacturing and distribution agreement with Blue Spike to offer shares of the Company in return for services rendered.

Subsequent Event

On March 2, 2018, the Company and Blue Spike entered into a Mutual Discharge Agreement (the "Termination Agreement"), pursuant to which the parties mutually agreed to terminate the Manufacturing and Distribution Agreement. The effective date of the Termination Agreement was March 2, 2018.

The parties chose to terminate the Manufacturing and Distribution Agreement due to the Company's lack of sufficient sales Broken 7.

Pursuant to the Termination Agreement, the Company agreed to pay Blue Spike an aggregate of $5,979, including Blue Spike's outstanding invoices aggregating $3,700, sales commissions from September to December 2017 and applicable taxes.

There were no material early termination penalties incurred by the Company in connection with the termination of the Manufacturing and Distribution Agreement.

Results of Operations

Three months ended February 28, 2017 compared to the three months ended February 29, 2016

Revenues

The Company recognized $8,415 of commission revenue, which represented commissions paid to the Company under the Blue Spike manufacturing and distribution agreement, and from sales of craft beer at festivals during the three months ended February 28, 2017 compared to $10,100 for the three months ended February 29, 2016.

Net Loss

For the three months ended February 28, 2017 our net loss was $26,898 compared to $35,299 for the three months ended February 29, 2016.

Operating Expenses

Total operating expenses for the three months ended February 28, 2017 were $34,834 compared to $45,399 for the three months ended February 29, 2016.  This decrease in operating expenses was due to a decrease in (i) General and Administration expenses from $25,110 to $3,052 for the three-month periods ended February 29, 2016 and February 28, 2017, respectively, (ii)  Professional Fees from $11,063 to $422 for the three-month periods ended February 29, 2016 and February 28, 2017, respectively, (iii) Office and Sundry expenses from $7,700 to $3,068 for the three-month periods ended February 29, 2016 and February 28, 2017, respectively, (iv) Rent from $440 to $0 for the three-month periods ended February 29, 2016 and February 28, 2017, respectively.  The decrease was partially offset due to an increase in Management and Director's Fee increasing from $1,076 to $28,292 for the three-month periods ended February 29, 2016 and February 28, 2017, respectively.

Nine months ended February 28, 2017 compared to the nine months ended February 29, 2016

Revenues

The Company earned $26,020 of commission revenue from the sale of craft beer during the nine months ended February 28, 2017 compared to $43,970 during the three months ended February 29, 2016.  Decrease in commission was due to the amendment of the manufacturing and distribution agreement with Blue Spike.

Operating Expenses and Net Loss

Total operating expenses for the nine months ended February 28, 2017 were $502,918 compared to $110,727 for the nine months ended February 29, 2016.  This increase was primarily due to stock-based compensation costs associated with the issuance of 6,000,000 warrants on August 22, 2016, issued for services to the executive officers and directors of the Company and an increase in Management and Director's Fee increasing from $3,384 to $30,579 for the nine-month periods ended February 29, 2016 and February 28, 2017, respectively.  The increase was partially offset by a decrease in (i) General and Administration expenses from $61,440 to $54,652 for the nine-month periods ended February 29, 2016 and February 28, 2017, respectively, (ii) Professional Fees from $21,988 to $16,052 for the nine-month periods ended February 29, 2016 and February 28, 2017, respectively, (iii) Rent from $1,356 to $900 for the nine-month periods ended February 29, 2016 and February 28, 2017, respectively.

Liquidity and Capital Resources

At February 28, 2017, we had $7,359 in cash and cash equivalents. During the nine months ended February 28, 2017, we incurred a net loss of $477,4377  Since inception on May 11, 2010, we have an accumulated deficit of $1,965,158 to February 28, 2017.  These conditions raise substantial doubt about our ability to continue as a going concern.

We do not currently have enough capital to fund our operations.  To date, we have funded our operations primarily through the sale of equity and debt securities.  We may seek to raise additional funding that we require in the form of equity financing from the sale of our common stock.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our operations.  We currently do not have any agreements or arrangements in place for any future financing.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Smaller reporting companies are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of February 28, 2017. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that the Company's disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None not previously reported.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mining Safety Disclosures

Not applicable.

Item 5. Other information

SUBSEQUENT EVENTS

Termination of Blue Spike Manufacturing and Distribution Agreement

On March 2, 2018, the Company and Blue Spike entered into a Mutual Discharge Agreement (the "Termination Agreement"), pursuant to which the parties mutually agreed to terminate the Manufacturing and Distribution Agreement. The effective date of the Termination Agreement was March 2, 2018.

The parties chose to terminate the Manufacturing and Distribution Agreement due to the Company's lack of sufficient sales Broken 7.

Pursuant to the Termination Agreement, the Company agreed to pay Blue Spike an aggregate of $5,979, including Blue Spike's outstanding invoices aggregating $3,700, sales commissions from September to December 2017 and applicable taxes.

There were no material early termination penalties incurred by the Company in connection with the termination of the Manufacturing and Distribution Agreement.

Sale of Unregistered Securities

The Company issued the securities below pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, due to the fact that they were private issuances not involving a public offering of securities:

•
On June 6, 2017, the Company issued a convertible promissory note for proceeds of $11,000.  The note matures on December 6, 2017 and accrues interest at 8% per annum.  The note is convertible in common stock at 50% discount to the lowest average 20-day trading price.

•
On August 4, 2017, the Company issued a convertible promissory note for proceeds of $7,500.  The note matures on February 4, 2018 and accrues interest at 8% per annum.  The note is convertible in common stock at 50% discount to the lowest average 20-day trading price.

•
On October 6, 2017, the Company issued a convertible promissory note for proceeds of $15,000.  The note matures on April 6, 2018 and accrues interest at 8% per annum.  The note is convertible in common stock at 50% discount to the lowest average 20-day trading price.

•
On March 23, 2018, the Company issued a convertible promissory note for proceeds of $20,000.  The note matures on September 23, 201, and accrues interest at 8% per annum.  The note is convertible in common stock at 50% discount to the lowest average 20-day trading price.

•	On March 31, 2018, the Company issued a promissory note for proceeds of $2,000. The note matures on September 23, 2018 and accrues interest at 1.5% per quarter.

•	On March 31, 2018, the Company issued a promissory note for proceeds of $6,500. The note matures on September 23, 2018 and accrues interest at 1.5% per quarter.

•	On March 31, 2018, the Company issued a promissory note for proceeds of $7,337.85. The note matures on September 23, 2018 and accrues interest at 1.5% per quarter.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
31	Certification of Chief Executive Officer and Chief Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial and Accounting Officer pursuant to Section 906 Certifications under Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: June 15, 2018	BRISSET BEER INTERNATIONAL, INC.
By: /s/ Stephane Pilon Name: Stephane Pilon Title: President, Chief Executive Officer, Chief Financial Officer and Treasurer (Principal Executive Officer) (Principal Financial and Accounting Officer)