Form 10-K
period 2017-05-31
Brisset Beer International, Inc.
filed 2018-09-14
CIK 1495648

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.  $0 based on the closing price of the common stock on November 30, 2016.

As of September 14, 2018, there were 9,863,000 shares of common stock outstanding.

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

On December 2, 2014 Biere Brisset International Inc., a Canadian corporation wholly-owned subsidiary by  Company ("BBII"), entered into a five-year Manufacturing and Distribution Agreement (the "Distribution Agreement") with 90127-2021 Quebec Inc., a Quebec company doing business as Breuvages Blue Spike ("Blue Spike") pursuant to which Blue Spike has the exclusive right to manufacture, distribute and sell BBII's Broken 7 beer in certain designated networks in the following Canadian provinces and U.S. states: Newfoundland, Prince-Edward Island, New Brunswick, Nova Scotia, Quebec, Ontario, Maine, New Hampshire, Vermont, New York, Massachusetts, Connecticut, Rhode Island, New Jersey, Pennsylvania, Ohio, Michigan, Illinois, Indiana, Kentucky, West Virginia, Virginia, Washington DC, Delaware, Maryland. The Company granted Blue Spike a right of first refusal to act as exclusive agent for the distribution and sale of its products in other new territories.

On April 1, 2016, BBII amended the Distribution agreement (the "Amendment") with Blue Spike to clarify certain of the business terms regarding the margins, pricing and distribution networks.

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

The Distribution Agreement and the CBB Agreement were terminated on March 2, 2018.

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

The Distribution Agreement was terminated on March 2, 2018.

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

Employees

We currently have two employees, Stephane Pilon, who is a full-time employee and one other, full-time promotional representative. Our other officer and director provides planning and organizational services for us on a part time basis.

Subsidiaries

We have two wholly-owned subsidiaries: Buckeye Oil & Gas (Canada), Inc., incorporated in the province of Alberta, Canada and Biere Brisset International, Inc., incorporated in the province of Quebec, Canada.

Subsequent Events

On March 2, 2018, BBII and Blue Spike entered into a Mutual Discharge Agreement (the "Termination Agreement"), pursuant to which the parties mutually agreed to terminate their Distribution Agreement, dated December 2, 2014, and amended on April 1, 2016 (the "Distribution Agreement"). The effective date of the Termination Agreement was March 2, 2018.

The parties chose to terminate the Distribution Agreement due to the Company's lack of sufficient sales Broken 7.

Pursuant to the Termination Agreement, the Company paid Blue Spike an aggregate of $5,979, including Blue Spike's outstanding invoices aggregating $3,700, sales commissions from September to December 2017 and applicable taxes.

There were no material early termination penalties incurred by the Company or BBII in connection with the termination of the Distribution Agreement.

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

Risk Factors Relating to Our Company

1.
Our independent auditor has issued a going concern opinion after auditing our May 31, 2017 financial statements. Our ability to continue is dependent on our ability to raise additional capital and our operations could be curtailed if we are unable to obtain required additional funding when needed.

At May 31, 2017, we had only $1,885 in cash on hand, a net loss of $493,405 and a stockholders' deficit of $1,981,186.  We will be required to expend substantial amounts of working capital in order to market, distribute and sell our Broken 7 brand of craft beer. Our operations were funded entirely from capital raised from our private offering of securities from May 2010 through May 2017. Our current operations have been funded entirely from capital raised from our private offering of securities from February 2014 through December 2015, as well as additional funding received in 2017 through the issuance of convertible notes and stock issuances. We are entirely dependent on our ability to attract and receive additional funding from either the sale of securities or outside sources such as private investment or a strategic partner. We currently have no firm agreements or arrangements with respect to any such financing and there can be no assurance that any needed funds will be available to us on acceptable terms or at all. The inability to obtain sufficient funding of our operations in the future will restrict our ability to grow and reduce our ability to continue to conduct business operations. Our failure to raise additional funds will adversely affect our business operations, and may require us to suspend our operations, which in turn may result in a loss to the purchasers of our common stock.  If we are unable to obtain necessary financing, we will likely be required to curtail our development plans which could cause us to become dormant. Any additional equity financing may involve substantial dilution to our then existing stockholders.

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

As of May 31, 2017, our cash on hand was $1,885. Our current operations have been funded entirely from capital raised from our private offering of securities from February 2014 through December 2015, as well as additional funding received in 2017 through the issuance of convertible notes and stock issuances. We will require additional funds to achieve our current business strategy and our inability to obtain additional financing will interfere with our ability to develop our business. Current cash on hand is insufficient to fund all of our anticipated operating needs for the next twelve months. As we have not yet generated enough revenues to successfully achieve profitable operations, we will require substantial additional capital to fund our operations for the next twelve months and in order to pursue our business plan. Because we currently generate limited cash flow from operations we need to raise additional capital, which may be in the form of loans from current shareholders and/or from public and private equity offerings. Our ability to access capital will depend on our success in implementing our business plan. It will also be dependent upon the status of the capital markets at the time such capital is sought. Any such financing may not be on favorable terms and may be dilutive to current shareholders. Should sufficient capital not be available, the development of our business plan could be delayed and, accordingly, the implementation of our business strategy would be adversely affected. In such event it would not be likely that investors would obtain a profitable return on their investments or a return of their investments at all.

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

Our Articles of Incorporation authorizes the issuance of 500,000,000 shares of common stock, par value $0.0001 per share, of which 9,863,000 shares are currently issued and outstanding. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

There has been no market for our securities. Our common stock is quoted on the OTC Markets Pink Sheets under the symbol BBII. However, a market has not yet developed. There is no assurance that a trading market will develop, or, if developed, that it will be sustained.

Security Holders

As of May 31, 2017, there were approximately 45 holders of record of the Company's common stock.

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

During the year ended May 31, 2017, the Company issued 150,000 shares of common stock for services provided to the company.

Purchases of Equity Securities by the Company

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

Results of Operations

The Year Ended May 31, 2017 compared to the Year Ended May 31, 2016

Revenues

The Company recognized $27,644 in commission revenue for the year ended May 31, 2017 compared to $49,848 in commission revenue for the year ended May 31, 2016, which represented commissions paid to the Company under the Blue Spike manufacturing and distribution agreement. The decrease was due to lower sales of Broken 7 beer.

Net Loss

For the year ended May 31, 2017, our net loss was $493,405 compared to $112,863 for the year ended May 31, 2016.  The increase was due mainly to the increase in operating expenses and stock based compensation.

Operating Expenses

Total operating expenses were $516,604 for the fiscal year ended May 31, 2017 compared to $162,711 in the year ended May 31, 2016. Operating expenses for the year ended May 31, 2017 were comprised of General and Administration Fees of $52,524 (2016: $88,683); Professional Fees of $16,052 (2016: $37,252); Office and sundry expenses of $30,286 (2016: $30,432), Rent of $900 (2016: $1,806); Management and Directors' fees of $45,579 (2016: $4,538); and Stock-based compensation of $371,263 (2016: $0).

Liquidity and Capital Resources

We had a cash balance of $1,885 and a stockholders' deficit of $1,981,186 at May 31, 2017. Net cash used in operating activities during the year ended May 31, 2017 was $65,511 compared to $121,488 during the year ended May 31, 2016. In the year ended May 31, 2017, we had net inflows of $14,244 compared to net outflows of $6,138 from changes in accounts payable and accrued liabilities during the year ended May 31, 2016. There were financing activities of $26,250 in 2017 compared to $122,250 received from the issuance of common stock during the year ended May 31, 2016. There were no investing activities for the years ended May 31, 2017 and 2016.

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

The funds received from these financings were used primarily to fund the Company's working capital needs. However, even with these financings, current cash on hand is not sufficient to fund all of the Company's requirements for the next twelve months.

We will need to raise additional funding that we require in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our operations. We currently do not have any agreements or arrangements in place for any future equity financing.

Going Concern Consideration

The Company has realized only limited revenue from its oil and gas operations and has since abandoned those interests and is currently focusing on developing a craft brewing business. During the year ended May 31, 2017, the Company incurred a net loss of $493,405. Since inception on May 11, 2010, the Company has an accumulated deficit of $1,981,186 to May 31, 2017. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

We will be required to expend substantial amounts of working capital in order to brew, distribute and market our Broken 7 brand of craft beer. Our operations to date have been funded entirely from capital raised from our private offering of securities from May 2010 through May 2016. We are entirely dependent on our ability to attract and receive additional funding from either the sale of securities or outside sources such as private investment or a strategic partner. We currently have no firm agreements or arrangements with respect to any such financing and there can be no assurance that any needed funds will be available to us on acceptable terms or at all. The inability to obtain sufficient funding of our operations in the future will restrict our ability to grow and reduce our ability to continue to conduct business operations. Our failure to raise additional funds will adversely affect our business operations, and may require us to suspend our operations, which in turn may result in a loss to the purchasers of our common stock. After auditing our May 31, 2017 financial statements, our independent auditor issued a going concern opinion and our ability to continue is dependent on our ability to raise additional capital. If we are unable to obtain necessary financing, we will likely be required to curtail our development plans which could cause us to become dormant. Any additional equity financing may involve substantial dilution to our then existing stockholders.

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

A detailed summary of all of the Company's significant accountings policies and the estimates derived therefrom is included in Note 3 to the Company's Consolidated Financial Statements for the year ended May 31, 2017. While all of the significant accounting policies are important to the Company's consolidated financial statements, the following accounting policies and the estimates derived therefrom have been identified as being critical:

•	Revenue Recognition;
•	Impairment of Long-lived Assets;
•	Income taxes; and
•	Foreign currency translation.

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

Foreign Currency Translation

The functional currency of the Company at May 31, 2017 and May 31, 2016 is the Canadian dollar. Transactions that are denominated in a foreign currency are re-measured into the functional currency at the current exchange rate on the date of the transaction. Any foreign currency denominated monetary assets and liabilities are subsequently re-measured at current exchange rates, with gains or losses recognized as foreign exchange losses or gains in the statement of operations. Nonmonetary assets and liabilities are translated at historical exchange rates. Expenses are translated at average exchange rates during the period. Exchange gains and losses are included in statement of operations for the period.

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

Item 8. Financial Statements

BRISSET BEER INTERNATIONAL, INC.

Consolidated Financial Statements

May 31, 2017

FRUCI & ASSOCIATES II

A Professional Limited Liability Company

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
 Brisset Beer International, Inc.

 Opinion on the Financial Statements
We have audited the accompanying balance sheet of Brisset Beer International, Inc. ("the Company") as of May 31, 2017, and the related statements of operations and comprehensive loss, stockholders' equity, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

 The financial statements of the Company as of May 31, 2016 were audited by other auditors, whose report dated August 29, 2016, except for Notes 4 and 6 which is dated March 9, 2018, on those statements contained an emphasis of matter paragraph regarding substantial doubt about the Company's ability to continue as a going concern.
Consideration of the Company's Ability to Continue as a Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred net losses and expects those losses to continue until it can achieve profitable operations. This factor raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Fruci & Associates II, PLLC We have served as the Company's auditor since 2018. Spokane, Washington
September 14, 2018

BRISSET BEER INTERNATIONAL, INC.
AUDITED CONSOLIDATED BALANCE SHEETS

	May 31,	May 31,
	2017	2016
ASSETS		(Restated)
Current Assets
Cash and cash equivalents	$1,885	$33,655
Trade and Other Receivables	9,800	5,442
Prepaid expenses	-	7,169
Total Current Assets	11,685	46,266

TOTAL ASSETS	$11,685	$46,266

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$33,541	$19,297
Due to Related Parties	20,308	-
Convertible notes, net of $3,232 and $0 debt discount	4,268	-
Total Current Liabilities	58,117	19,297

STOCKHOLDERS' DEFICIT
Common Stock, Par Value $0.0001, Authorized 500,000,000 shares,	986	361
9,863,000 and 3,608,000 shares issued and outstanding at May 31, 2017 and May 31, 2016 respectively
Additional paid in capital	1,454,637	1,396,686
Warrants	470,640	116,703
Accumulated other comprehensive income (loss)	8,492	1,000
Accumulated deficit	(1,981,186)	(1,487,781)
Total STOCKHOLDERS' DEFICIT	(46,432)	26,969

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$11,685	$46,266

See accompanying notes to the audited consolidated financial statements

BRISSET BEER INTERNATIONAL, INC.
AUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended
	May 31,
	2017	2016
		(Restated)
Revenues	$27,644	$49,848

Operating Expenses
General and administration	52,524	88,683
Professional fees	16,052	37,252
Office and sundry	30,286	30,432
Rent	900	1,806
Management and Director's Fees	45,579	4,538
Stock based compensation	371,263	-
Total operating expenses	516,604	162,711

Loss from operations	(488,960)	(112,863)

Other (Expense) Income
Interest expense	(4,445)	-
Total other income (expense)	(4,445)	-

Net loss before taxes	(493,405)	(112,863)
Provision for income taxes	-	-
Net loss	$(493,405)	$(112,863)

Other comprehensive income (loss)	7,492	(2,217)

Comprehensive Loss	(485,913)	(115,080)

Net Loss Per Common Share – Basic and Diluted	$(0.06)	$(0.03)

Weighted Average Common Shares Outstanding - Basic and Diluted	8,419,671	3,412,274

See accompanying notes to the audited consolidated financial statements

BRISSET BEER INTERNATIONAL, INC.
AUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

					Accumulated
			Additional		Other		Total
	Common Stock		Paid in		Comprehensive	Accumulated	Stockholder's
	Number of Shares	Amount	Capital	Warrants	Income (Loss)	Deficit	Equity

Balance - May 31, 2015	3,200,500	$320	$1,322,054	$69,126	$3,217	$(1,374,918)	$19,799

Issuance of common stock at $0.30 per share, August 7, 2015	65,000	7	13,139	6,354		-	19,500
Issuance of common stock at $0.30 per share, November 13, 2015	75,000	7	13,466	9,027		-	22,500
Issuance of common stock at $0.30 per share, December 22, 2015	267,500	27.00	48,027	32,196		-	80,250
Comprehensive income (loss) for the period	-	-		-	(2,217)	-	(2,217)
Net loss	-	-	-	-		(112,863)	(112,863)
Balance - May 31, 2016 (Restated)	3,608,000	361	1,396,685	116,703	1,000	(1,487,781)	26,969

Common stock issued to two officers at $0.0005 per share, August 22, 2016	6,000,000	600	2,400		-	-	3,000
Warrants issued to two officers, August 22, 2016	-	-	-	371,263	-	-	371,263
Issuance of common stock for services	150,000	15	14,985	-	-	-	15,000
Exercise of warrants	105,000	10	33,066	(17,326)	-	-	15,750
Debt discount on convertible notes issued		-	7,500	-	-	-	7,500
Comprehensive income (loss) for the period	-	-	-	-	7,492	-	7,492
Net loss	-	-	-	-	-	(493,405)	(493,405)
Balance - May 31, 2017	9,863,000	986	1,454,636	470,640	8,492	(1,981,186)	(46,432)

See accompanying notes to the audited consolidated financial statements

BRISSET BEER INTERNATIONAL, INC.
AUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	May 31,
	2017	2016
		(Restated)
Cash Flows from Operating Activities:
Net loss	$(493,405)	$(112,863)
Adjustments to reconcile net loss to net cash used in operating activities:
Units issued for services	15,000	-
Stock-based compensation	371,263	-
Amortization of debt discount	4,268	-
Changes in operating assets and liabilities:
Trade and Other receivables	(4,358)	7,608
Prepaid expense	7,169	(6,474)
Accounts Payable and Accrued liabilities	14,244	(6,138)
Due to (from) related parties	20,308	(3,621)
Net Cash Used in Operating Activities	(65,511)	(121,488)

Cash Flows from Financing Activities:
Proceeds from issuance of convertible debt	7,500	-
Proceeds from issuance of common stock and excercise of warrants	18,750	122,250
Net Cash Provided By Financing Activities	26,250	122,250

Effect of exchange rate changes on cash	7,492	(2,217)

Net Increase in Cash and Cash Equivalents	(31,770)	(1,455)
Cash and Cash Equivalents, beginning of period	33,655	35,110
Cash and Cash Equivalents, end of period	$1,885	$33,655

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Disclosure:
Discount to debt for beneficial conversion feature	$7,500	$-

See accompanying notes to the audited consolidated financial statements

BRISSET BEER INTERNATIONAL, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2017

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

NOTE 2 – ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States ("GAAP") on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company commenced its craft brewing activities in September 2014.  During the year ended May 31, 2017 the Company has incurred net losses of $493,405 and the Company expects losses to continue until it can achieve profitable operations from its craft beer operations.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Foreign Currency

The functional currency of the Company at May 31, 2017 and May 31, 2016 is the Canadian dollar. Transactions that are denominated in a foreign currency are re-measured into the functional currency at the current exchange rate on the date of the transaction. Any foreign currency denominated monetary assets and liabilities are subsequently re-measured at current exchange rates, with gains or losses recognized as foreign exchange losses or gains in the statement of operations. Nonmonetary assets and liabilities are translated at historical exchange rates. Expenses are translated at average exchange rates during the period. Exchange gains and losses are included in statement of operations for the period.

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

Loss per Share

Income or loss per share is calculated based on the weighted average number of common shares outstanding. Diluted loss per share does not differ from basic loss per share since the effect of the Company's warrants are anti-dilutive. Diluted income per share is calculated using the treasury stock method which uses the weighted average number of common shares outstanding during the period and also includes the dilutive effect of potentially issuable common shares from outstanding and warrants. At May 31, 2017 potential common shares of 12,317,500 (2016 – 6,317,500) related to outstanding share purchase warrants were excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive.

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

Uncertain Tax Positions

The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, Accounting for Uncertainty in Income Taxes. The Company had no material unrecognized income tax assets or liabilities for the year ended May 31, 2017 and 2016. The Company's policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the years ended May 31, 2017, and 2016 there was no income tax, or related interest and penalty items in the income statement, or liability on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and Nevada State.  Tax years 2011 to present remain open to income tax examination.  The Company is not currently involved in any income tax examinations.

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

NOTE 4 - RESTATEMENT

Subsequent to the original filing of the Form 10Q for the period ending February 29, 2016 the Company determined that assets acquired associated with the Asset Purchase Agreement with Scenario A that occurred on April 4, 2014 should have been fully expensed as of May 31, 2014.

In addition, the Company determined that stock-based compensation costs associated with the issuance of 6,000,000 warrants on August 22, 2016, issued for services, should have been valued and expensed on the issuance date.

As a result of the errors, the Company has restated the corresponding Consolidated Statement of Financial Statements for the periods affected by the restatements.

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

On April 1, 2016, BBII amended the manufacturing and distribution agreement (the "Amendment") with Blue Spike to clarify sections 2.1.6 (BBII Margin), 5.1.4 (Limitation), 5.2.1 (Price), 6.2 (Distribution Network), 6.7 (Price of Products), and 6.8 (BBII Sales Network).  The Amendment also lists new Broken 7 products under Schedules A and D, and includes the updated BBII Margins for new Broken 7 products into Schedule F.  For all the terms of the Manufacturing and Distribution Agreement, reference is hereby made to such Agreement annexed hereto as Exhibit 10.32. All statements made herein concerning such document are qualified by references to said exhibit.

NOTE 6 – ACQUISITION OF BROKEN 7 ASSETS

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

The Company recorded an expense of $25,000 on April 4, 2014 related to the acquisition of the assets, based on a qualitative and quantitative analysis.

NOTE 7 – CONVERTIBLE PROMISSORY NOTES

Convertible notes payable at May 31, 2017 and May 31, 2016 consists of the following:

	May 31, 2017	May 31, 2016
Dated February 17, 2017	$7,500	$-
Total convertible notes payable, gross	7,500	-

Less: Unamortized debt discount	(3,232)	-
Total convertible notes	$4,268	$-

On February 17, 2017, the Company issued a convertible note for $7,500 proceeds.  The Company recorded a debt discount related to the beneficial conversion feature of the note for $7,500.  The note is convertible in common stock at 50% discount to the lowest average 20-day trading price and was due on August 17, 2017.  At the Company's election, the convertible promissory note can also be settled by cash payment.  The note has not yet been paid and is currently in default.

During the year ended May 31, 2017, the Company recorded $3,232 related to the amortization of the discount as interest expense.

NOTE 8 – STOCKHOLDERS' EQUITY

	Shares of common stock
	outstanding	Common stock	Additional paid-in capital	Warrants

Balance – May 31, 2016	3,608,000	$361	$1,396,686	$116,703
Issuance of common shares	6,000,000	600	2,400	-
Issuance of common shares for services	150,000	15	14,985	-
Debt discount on convertible notes issued	-	-	7,500	-
Issuance of warrants	-	-	-	371,263
Exercise of warrants	105,000	10	33,066	(17,326)
Balance – May 31, 2017	9,863,000	$986	$1,454,637	$470,640

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

During the year ended May 31, 2017, the Company issued 150,000 shares of common stock for services provided to the company.

Issuance of Units for Service

On November 8, 2016, the Company issued 150,000 units of the Company in payment for services rendered. The units were valued at a price of $0.10 per unit.

WARRANTS
The Company has the following warrants outstanding as of May 31, 2017:

Exercise Price	Number	Expiry	Remaining Life

$0.05	1,500,000	1-Feb-19	2.17
$0.05	3,000,000	31-Aug-21	4.25
$0.10	1,500,000	1-Feb-19	2.17
$0.10	3,000,000	31-Aug-21	4.25
$0.15	550,000	1-Jun-19	2.51
$0.15	125,000	30-Jun-19	2.59
$0.20	130,000	9-Jan-20	3.11
$0.25	550,000	1-Jun-20	3.51
$0.25	125,000	30-Jun-20	3.59
$0.25	130,000	9-Jan-20	3.11
$0.25	135,000	17-Feb-20	3.22
$0.25	140,000	6-May-20	3.44
$0.30	135,000	17-Feb-20	3.22
$0.30	140,000	6-May-20	3.44
$0.35	65,000	7-Aug-20	3.69
$0.35	75,000	16-Oct-20	3.88
$0.35	267,500	16-Nov-20	3.96
$0.40	65,000	7-Aug-20	3.69
$0.40	75,000	16-Oct-20	3.88
$0.40	267,500	16-Nov-20	3.96
$0.45	75,000	16-Oct-20	3.88
$0.45	267,500	16-Nov-20	3.96
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

Pursuant to the Amendment, Mr. Pilon shall be eligible to receive a quarterly discretionary performance bonus up to CDN$6,000 (US$4,560) payable at the beginning of each three-month period beginning on September 1, 2015.  The amount of the bonus, if any, will be decided by the Board of Directors in their sole discretion.  No bonus was paid or is owing to Mr. Pilon as of May 31, 2017.  The change in compensation was discretionary and approved by management.

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

During the year ended May 31, 2017, the Company recorded $45,579 Management and Director's fees, related to services provided by Stephane Pilon.

As of May 31, 2017, the Company had a payable to Stephane Pilon of $19,408 for accrued salary, and expenses paid on behalf of the Company.

NOTE 10 - INCOME TAXES

Deferred tax assets of the Company are as follows:

	2017	2016
Income tax expense (asset) at statutory rate	673,603	406,606
Permanent differences	(315,629)	(315,629)
Less: valuation allowance	(357,974)	(90,977)
Deferred tax asset recognized	-	-

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

The provision for income tax differs from the amount computed by applying statutory federal income tax rate of 34% (2016 – 34%) to the net loss for the year.  The sources and effects of the tax differences are as follows:
	2017	2016
Income tax expense at statutory rate	167,758	90,977
Less: change in valuation allowance	(167,758)	(90,977)
Income tax expense	-	-

At May 31, 2017, the Company had net operating loss carry forwards of approximately $670,000 (2016 - $507,000) that may be offset against future taxable income through 2032.  No tax benefit has been reported in the May 31, 2017 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

NOTE 11 – SUBSEQUENT EVENTS

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

On March 31, 2018, the Company issued a promissory note for proceeds of $7,338 The note matures on September 23, 2018 and accrues interest at 1.5% per quarter.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company's management, including its chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of May 31, 2017, the date of the Company's most recently completed fiscal year end. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective, as of May 31, 2017, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

As of May 31, 2017, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework of 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation under this framework, our management concluded that as of May 31, 2017, our internal control over financial reporting was not effective because of the following material weaknesses:

●	Due to our small number of employees and resources, we have limited segregation of duties, as a result of which there is insufficient independent review of duties performed.

●
As a result of the limited number of accounting personnel, we rely on outside consultants for the preparation of our financial reports, including financial statements and management discussion and analysis, which could lead to overlooking items requiring disclosure.

●
The Company's Board of Directors has two directors and does not have an audit committee or an independent audit committee financial expert. While not being legally obligated to have an audit committee or independent audit committee financial expert, it is the management's view that to have an audit committee, comprised of independent board members, and an independent audit committee financial expert is an important entity-level control over the Company's financial statements.

A "material weakness" is a deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) auditing standard 5) or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that a material weakness exists due to the items stated above, resulting from the Company's limited resources and personnel.

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, if and when the Company obtains sufficient capital resources, management intends to hire personnel with sufficient U.S. GAAP knowledge and experience and to segregate appropriate duties among them. We also intend to appoint one or more independent members to our Board of Directors who shall also be appointed to a standing audit committee which will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management. While we are actively seeking outside members, including candidates with accounting experience, we cannot provide any assurance that we will be successful. Given the size of our Company, lack of revenues and current lack of financing to continue with our business, it is unlikely that we will be able to hire any additional personnel or that anyone will agree to join our Board until general economic conditions and our own business prospects improve significantly.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter ended May 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Name	Position Held with the Company	Age	Date First Appointed
Stephane Pilon	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer, and Director	40	October 21, 2013
Pol Brisset	Secretary and Director	41	June 2, 2011

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. During the fiscal year ended May 31, 2017, our officers, directors and persons who own more than ten percent of a registered class of our equity securities complied with all applicable Section 16(a) filing requirements.

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

SUMMARY COMPENSATION TABLE

							Non-Equity	Nonqualified	All
Name and					Stock	Option	Incentive Plan	Deferred	Other
Principal		Salary		Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Position	Year	($)		($)	($)	($)	($)	Earnings ($)	($)	($)
Stephane Pilon President, Chief Executive Officer, Chief Financial Officer, Treasurer and a director	2017	45,579	(1)	-	-	-	-	-	-	45,579
	2016	42,353	(2)	-	-	-	-	-	-	42,353

Pol Brisset President, Chief Executive Officer, Chief Financial Officer, Treasurer and a director	2017	-		-	-	-	-	-	-	-
	2016	-		-	-	-	-	-	-	-

(1)	Represents accrued salaries.
(2)	Represents $2,269 paid in June and July 2015 under Mr. Pilon's Employment Agreement and $3,781 per month from August 2015 through May 2016 under Mr. Pilon's Amended Service Agreement.

On August 22, 2016, we sold a total of 6,000,000 shares of common stock to Stephane Pilon and Pol Bisset for an aggregate of $3,000.  Messrs. Pilon and Brisset also received Class A warrants to purchase an aggregate of 3,000,000 shares of our common stock at an exercise price of $0.05 per share and Class B warrants to purchase an aggregate of 3,000,000 shares of our common stock at an exercise price of $0.10 per share.  Such warrants expire in five years from the date of issuance and are immediately exercisable on a cashless basis.  The entire proceeds have been allocated to common share.  The Company valued and expensed stock-based compensation costs of $371,263 associated with the issuance of the 6,000,000 warrants issued to Stephane Pilon

Employment Agreement

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

On August 22, 2016, the Company sold a total of 6,000,000 shares of common stock to Stephane Pilon and Pol Bisset for an aggregate of $3,000.  Messrs. Pilon and Brisset also received Class A warrants to purchase an aggregate of 3,000,000 shares of our common stock at an exercise price of $0.05 per share and Class B warrants to purchase an aggregate of 3,000,000 shares of our common stock at an exercise price of $0.10 per share.  Such warrants expire in five years from the date of issuance and are immediately exercisable on a cashless basis.

Compensation of Directors

No compensation has been paid to any of our directors in consideration for services rendered in their capacities as directors during fiscal 2016, except that Mr. Pilon received $500 per month as a director fee as indicated in the Summary Compensation Table above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of the date of this Annual Report, the number of shares of common stock of the Company beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each executive officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 9,608,000 shares of common stock which are issued and outstanding as of the date of this Annual Report. Unless indicated otherwise, all addresses below are c/o Brisset Beer International, Inc., 370 Guy Street, Suite G9, Montreal, Quebec, H3J 1S6.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage
Directors and Officers:
Stephane Pilon -President, Chief Executive, Chief Financial Officer, Treasurer, and Director (Principal Executive, Financial, and Accounting Officer)	8,250,000	(1)	58.48%

Pol Brisset -Secretary and Director	8,311,000	(2)	58.91%

All officers and directors as a group (2 persons)	16,561,000		89.00%

5% Stockholders:
None

(1) Includes Class A warrants to purchase an aggregate of 750,000 shares of common stock at an exercise price of $0.05 per share, a Class B warrant to purchase an aggregate of 750,000 shares of common stock at an exercise price of $0.10 per share, a warrant to purchase an aggregate of 1,500,000 shares of common stock at an exercise price of $0.05 per share and a warrant to purchase an aggregate of 1,500,000 shares of common stock at an exercise price of $0.10 per share.
(2) Includes Class A warrants to purchase an aggregate of 750,000 shares of common stock at an exercise price of $0.05 per share and a Class B warrant to purchase an aggregate of 750,000 shares of common stock at an exercise price of $0.10 per share, a warrant to purchase an aggregate of 1,500,000 shares of common stock at an exercise price of $0.05 per share and a warrant to purchase an aggregate of 1,50,000 shares of common stock at an exercise price of $0.10 per share.

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

Pursuant to the Amendment, Mr. Pilon shall be eligible to receive a quarterly discretionary performance bonus up to CDN$6,000 (US$4,560) payable at the beginning of each three-month period beginning on September 1, 2015.  The amount of the bonus, if any, will be decided by the Board of Directors in their sole discretion.  No bonus was paid or is owing to Mr. Pilon as of May 31, 2017.  The change in compensation was discretionary and approved by management.

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

During the year ended May 31, 2017, the Company recorded $45,579 Management and Director's fees, related to services provided by Stephane Pilon.

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

Item 14.  Principal Accounting Fees and Services

On April 18, 2018, our Board dismissed its independent registered public accounting firm, ZBS Group, LLC ("ZBS Group").

None of the reports of ZBS Group, on the Company's financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that the Company's audited financial statements contained in its Annual Report on Form 10-K for the fiscal year ended May 31, 2016 (the "2016 Form 10-K"), filed with the Securities and Exchange Commission (the "Commission") on August 30, 2016, and Amendment No. 1 to the 2016 Form 10-K filed with the Commission on March 19, 2018, contained a going concern qualification in the Company's audited financial statements.

During the two most recent fiscal years and through the date of dismissal, there were (i) no disagreements between the Company and ZBS Group on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement, if not resolved to the satisfaction of ZBS Group, would have caused ZBS Group to make reference thereto in their reports on the consolidated financial statements for such years, and (ii) no "reportable events" as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

The Company provided ZBS Group with a copy of this Form 8-K and requested that ZBS Group furnish it with a letter addressed to the Commission stating whether or not ZBS Group agrees with the above statements. A copy of such letter was filed as Exhibit 16.1 to our Current Report on Form 8-K filed on April 27, 2016 and is incorporated by reference herein.

On April 18, 2018, the Company's Board of Directors approved the engagement of Fruci & Associates II, PLLC ("Fruci & Associates") as its principal accountant to audit the Company's financial statements and review the Company's unaudited interim financial reports. During the Company's two most recent fiscal years or subsequent interim period until the date of engagement, the Company has not consulted Fruci & Associates regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, nor did the entity of Fruci & Associates provide advice to the Company, either written or oral, that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue. Further, during the Company's two most recent fiscal years or subsequent interim period, the Company has not consulted the entity of Fruci & Associates on any matter that was the subject of a disagreement or a reportable event.

Fees billed to the Company by its independent registered public accounting firm Fruci & Associates for the fiscal years ending May 31, 2017 and 2016 are set forth below:

	Fiscal year ended May 31,
	2017	2016
Audit Fees	$5,541	$10,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	5,541	10,000

As of May 31, 2017, the Company did not have a formal, documented pre-approval policy for the fees of the principal accountant. It is in the process of adopting such a policy.

Item 15. Exhibits

EXHIBIT NUMBER	DESCRIPTION

2.1	Agreement and Plan of Merger of Buckeye Oil & Gas, Inc. and Brisset Beer International, Inc.(1)
3.1	Articles of Incorporation, as amended (1)
3.2	By-Laws (2)
4.1	Form of stock certificate (3)
10.1	Stock Purchase Agreement dated June 23, 2011 among Buckeye Oil & Gas, Inc., Pol Brisset and Buckeye Oil & Gas Canada, Inc. (4)
10.2	Farmout and Participation Agreement dated May 12, 2011 between Luxor Oil & Gas Ltd. and Buckeye Oil & Gas (Canada), Inc. (4)
10.3	Service Agreement dated July 1, 2011 by and between Manny Dhinsa and Buckeye Oil & Gas, Inc.(5)
10.4	Form of Regulation S Subscription Agreement (6)
10.5	Service Agreement dated September 1, 2011 by and between Pol Brisset and Buckeye Oil & Gas, Inc.(7)
10.6	Service Agreement dated September 1, 2011 by and between Manny Dhinsa and Buckeye Oil & Gas, Inc.(7)
10.7	Participation Agreement dated May 16, 2011 by and between Buckeye Oil & Gas, (Canada), Inc. and Pioneer Marketing Group Ltd. (8)
10.8	Service Agreement dated April 2, 2012 by and between Michal Gnitecki and Buckeye Oil & Gas, Inc. (9)
10.9	Form of Regulation S Subscription Agreement (10)
10.10	Form of Regulation S Subscription Agreement (11)
10.11	Form of A Warrant Agreement (11)
10.12	Form of B Warrant Agreement (11)
10.13	Asset Purchase Agreement dated April 4, 2014 by and between Scenario A and Buckeye Oil & Gas, Inc. (12)
10.14	Amendment to Assets Purchase Agreement dated July 16, 2014 by and between Scenario A and Brisset Beer International, Inc. (13)
10.15	Form of Regulation S Subscription Agreement (14)
10.16	Form of A Warrant Agreement (14)
10.17	Form of B Warrant Agreement (14)
10.18	Service Agreement dated November 10, 2014 by and between Sandberg International Limited and Brisset Beer International, Inc. (15)
10.19	Service Agreement dated December 1, 2014 by and between Stéphane Pilon and Brisset Beer International, Inc. (16)
10.20	Manufacturing and Distribution Agreement dated December 2, 2014 with 90127-2021 Quebec Inc. d/b/a Breuvages Blue Spike and Biere Brisset International, Inc. (17)
10.21	Employment Agreement dated January 12, 2015 by and between Stéphane Pilon and Biere Brisset International, Inc. (18)
10.22	Form of Regulation S Subscription Agreement (19)
10.23	Form of A Warrant Agreement (19)
10.24	Form of B Warrant Agreement (19)
10.25	Form of Regulation S Subscription Agreement (20)
10.26	Form of A Warrant Agreement (20)
10.27	Form of B Warrant Agreement (20)
10.28	Form of Regulation S Subscription Agreement (20)
10.29	Form of A Warrant Agreement (20)
10.30	Form of B Warrant Agreement (20)
10.31	Amendment to the Manufacturing and Distribution Agreement (the "Amendment") between Biere Brisset International, Inc., and Breuvages Blue Spike dated April 1, 2016 (21)

16.1		Letter, dated April 27, 2018, from ZBS Group, LLP (22)
21	*	List of subsidiaries
31	*	Rule 13a-14(a)/15d14(a) Certifications
32	*	Section 1350 Certifications
101.INS **		XBRL Instance Document
101.SCH **		XBRL Taxonomy Extension Schema Document
101.CAL **		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **		XBRL Taxonomy Extension Label Linkbase Document
101.PRE **		XBRL Taxonomy Extension Presentation Linkbase Document
 (1) Previously filed as an Appendix to the Company's Information Statement on Schedule 14C filed with the SEC on June 24, 2014
(2) (3) Previously filed as Exhibit 4.1 to Registration Statement, filed with the Securities and Exchange Commission on July 1, 2010, file no. 333-167917
(4) Previously filed with the Company's Form 8-K submitted to the SEC on June 28, 2011 and incorporated by reference herein.
(5) Previously filed with the Company's Form 10-K submitted to the SEC on August 25, 2011 and incorporated by reference herein.
(6) Previously filed with the Company's Form 8-K submitted to the SEC on August 30, 2011 and incorporated by reference herein.
(7) Previously filed with the Company's Form 8-K submitted to the SEC on September 8, 2011 and incorporated by reference herein.
(8) Previously filed with the Company's Form S-1/A submitted to the SEC on November 1, 2011 and incorporated by reference herein.
(9) Previously filed with the Company's Form 8-K submitted to the SEC on April 3, 2012 and incorporated by reference herein.
(10) Previously filed with the Company's Form 8-K submitted to the SEC on February 28, 2013 and incorporated by reference herein.
(11) Previously filed with the Company's Form 8-K submitted to the SEC on March 3, 2014 and incorporated by reference herein.
(12) Previously filed with the Company's Form 8-K submitted to the SEC on April 9, 2014 and incorporated by reference herein.
(13) Previously filed with the Company's Form 8-K submitted to the SEC on July 24, 2014 and incorporated by reference herein.
(14) Previously filed with the Company's Form 8-K submitted to the SEC on August 14, 2014 and incorporated by reference herein.
(15) Previously filed with the Company's Form 8-K submitted to the SEC on November 14, 2014 and incorporated by reference herein.
(16) Previously filed with the Company's Form 8-K submitted to the SEC on December 4, 2014 and incorporated by reference herein.
(17) Previously filed with the Company's Form 8-K submitted to the SEC on December 8, 2014 and incorporated by reference herein.
(18) Previously filed with the Company's Form 8-K submitted to the SEC on January 15, 2015 and incorporated by reference herein.
(19) Previously filed with the Company's Form 8-K submitted to the SEC on March 2, 2015 and incorporated by reference herein.
(20) Previously filed with the Company's Form 8-K submitted to the SEC on May 19, 2015 and incorporated by reference herein
(21)  Previously filed with the Company's Form 10-K submitted to the SEC on August 30, 2016 and incorporated by reference herein.
(22) Previously filed with the Company's Form 8-K submitted to the SEC on April 27, 2018 and incorporated by reference herein.

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

BRISSET BEER INTERNATIONAL, INC.

Dated: September 14, 2018             By: /s/ Stephane Pilon
Name: Stephane Pilon
Title:  President, Chief Executive, Chief Financial Officer, Treasurer, and Director (Principal Executive, Financial, and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/Stephane Pilon Stephane Pilon	President, Chief Executive and Chief Financial Officer, Treasurer, and Director (Principal Executive, Financial, and Accounting Officer)	September 14, 2018

/s/ Pol Brisset Pol Brisset	Director and Secretary	September 14, 2018