Form 10-Q
period 2017-08-31
Brisset Beer International, Inc.
filed 2018-09-21
CIK 1495648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2017
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,863,000 shares of common stock, $0.0001 par value, were issued and outstanding as of September 21, 2018.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

BRISSET BEER INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31,	May 31,
	2017	2017
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$9,797	$1,885
Trade and Other Receivables	16,953	9,800
Prepaid expenses	428	-
Total Current Assets	27,178	11,685

TOTAL ASSETS	$27,178	$11,685

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$35,212	$33,541
Due to Related Parties	31,558	20,308
Convertible notes, net of $14,014 and $3,232 debt discount	11,986	4,268
Total Current Liabilities	78,756	58,117

STOCKHOLDERS' DEFICIT
Common Stock, Par Value $0.0001, Authorized 500,000,000 shares,	986	986
9,863,000 and 9,863,000 shares issued and outstanding at August 31, 2017 and May 31, 2017 respectively
Additional paid in capital	1,473,137	1,454,637
Warrants	470,640	470,640
Accumulated other comprehensive income (loss)	8,398	8,492
Accumulated deficit	(2,004,739)	(1,981,186)
Total STOCKHOLDERS' DEFICIT	(51,578)	(46,432)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$27,178	$11,685

See accompanying notes to interim condensed consolidated financial statements

BRISSET BEER INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended
	August 31,
	2017	2016
		(Restated)
Revenues	$6,220	$11,398

Operating Expenses
General and administration	6,276	31,264
Professional fees	3,576	6,988
Office and sundry	600	7,311
Rent	-	450
Management and Director's Fees	11,250	1,156
Stock based compensation	-	371,263
Total operating expenses	21,702	418,432

Loss from operations	(15,482)	(407,034)

Other (Expense) Income
Interest expense	(8,070)	-
Total other income (expense)	(8,070)	-

Net loss before taxes	(23,553)	(407,034)
Provision for income taxes	-	-
Net loss	$(23,553)	$(407,034)

Other comprehensive income (loss)	(94)	(191)

Comprehensive Loss	(23,647)	(407,225)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.05)

Weighted Average Common Shares Outstanding - Basic and Diluted	9,863,000	9,021,043

See accompanying notes to interim condensed consolidated financial statements

BRISSET BEER INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	August 31,
	2017	2016
		(Restated)
Cash Flows from Operating Activities:
Net loss	$(23,553)	$(407,034)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	371,263
Amortization of debt discount	7,718	-
Changes in operating assets and liabilities:
Trade and Other receivables	(7,152)	(7,308)
Prepaid expense	(428)	4,780
Accounts Payable and Accrued liabilities	1,671	5,155
Due to (from) related parties	11,250	5,970
Net Cash Used in Operating Activities	(10,494)	(27,174)

Cash Flows from Financing Activities:
Proceeds from issuance of convertible debt	18,500	-
Net Cash Provided By Financing Activities	18,500	-

Effect of exchange rate changes on cash	(94)	(191)

Net Increase in Cash and Cash Equivalents	7,912	(27,365)
Cash and Cash Equivalents, beginning of period	1,885	33,655
Cash and Cash Equivalents, end of period	$9,797	$6,290

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Disclosure:
Discount to debt for beneficial conversion feature	$18,500	$-

See accompanying notes to interim condensed consolidated financial statements

BRISSET BEER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2017
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

Interim Reporting

In the opinion of management, the unaudited condensed consolidated financial information furnished herein reflects all adjustments, consisting of normal and recurring adjustments that are necessary to fairly state the financial position of Brisset Beer International. Inc. and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended May 31, 2017.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosures, which would substantially duplicate the disclosure contained in the Company's Form 10-K for the fiscal year ended May 31, 2017 has been omitted.  The results of operations for the three-month period ended August 31, 2017 are not necessarily indicative of results for the fiscal year ending May 31, 2018 or for any future annual or interim period.

NOTE 2 – ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States ("GAAP") on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company commenced its craft brewing activities in September 2014.  During the three months ended August 31, 2017 the Company has incurred net losses of $23,553 and the Company expects losses to continue until it can achieve profitable operations from its craft beer operations.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Foreign Currency

The functional currency of the Company at August 31, 2017 and May 31, 2017 is the Canadian dollar. Transactions that are denominated in a foreign currency are re-measured into the functional currency at the current exchange rate on the date of the transaction. Any foreign currency denominated monetary assets and liabilities are subsequently re-measured at current exchange rates, with gains or losses recognized as foreign exchange losses or gains in the statement of operations. Nonmonetary assets and liabilities are translated at historical exchange rates. Expenses are translated at average exchange rates during the period. Exchange gains and losses are included in statement of operations for the period.

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

Loss per Share

Income or loss per share is calculated based on the weighted average number of common shares outstanding. Diluted loss per share does not differ from basic loss per share since the effect of the Company's warrants are anti-dilutive. Diluted income per share is calculated using the treasury stock method which uses the weighted average number of common shares outstanding during the period and also includes the dilutive effect of potentially issuable common shares from outstanding and warrants. At August 31, 2017 potential common shares of 12,317,500 related to outstanding share purchase warrants were excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive.

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

Uncertain Tax Positions

The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, Accounting for Uncertainty in Income Taxes. The Company had no material unrecognized income tax assets or liabilities for the year ended May 31, 2017. The Company's policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the years ended May 31, 2017, and 2016 there was no income tax, or related interest and penalty items in the income statement, or liability on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and Nevada State.  Tax years 2011 to present remain open to income tax examination.  The Company is not currently involved in any income tax examinations.

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

ASU 2014-09 - Topic 606 - Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for annual and interim periods beginning on or after December 15, 2016, and early adoption is not permitted. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in the ASU. The Company does not expect any material impact of adopting this guidance.

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

NOTE 7 – CONVERTIBLE PROMISSORY NOTES

Convertible notes payable at August 31, 2017 and May 31, 2017 consists of the following:

	August 31, 2017	May 31, 2017
Dated February 17, 2017	$7,500	$7,500
Dated June 6, 2017	11,000	0
Dated August 4, 2017	7,500	0
Total convertible notes payable, gross	26,000	7,500

Less: Unamortized debt discount	(14,014)	(3,232)
Total convertible notes	$11,986	$4,268

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

During the three months ended August 31, 2017, the Company recorded $7,718 related to the amortization of the discount as interest expense.

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

WARRANTS

The Company has the following warrants outstanding as of August 31, 2017:

Exercise Price	Number	Expiry	Remaining Life

$0.05	1,500,000	1-Feb-19	1.92
$0.05	3,000,000	31-Aug-21	4
$0.10	1,500,000	1-Feb-19	1.92
$0.10	3,000,000	31-Aug-21	4
$0.15	550,000	1-Jun-19	2.26
$0.15	125,000	30-Jun-19	2.34
$0.20	130,000	9-Jan-20	2.86
$0.25	550,000	1-Jun-20	3.26
$0.25	125,000	30-Jun-20	3.34
$0.25	130,000	9-Jan-20	2.86
$0.25	135,000	17-Feb-20	2.97
$0.25	140,000	6-May-20	3.19
$0.30	135,000	17-Feb-20	2.97
$0.30	140,000	6-May-20	3.19
$0.35	65,000	7-Aug-20	3.44
$0.35	75,000	16-Oct-20	3.63
$0.35	267,500	16-Nov-20	3.71
$0.40	65,000	7-Aug-20	3.44
$0.40	75,000	16-Oct-20	3.63
$0.40	267,500	16-Nov-20	3.71
$0.45	75,000	16-Oct-20	3.63
$0.45	267,500	16-Nov-20	3.71
	12,317,500

NOTE 9 – RELATED PARTY TRANSACTIONS

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

During the three months ended August 31, 2017 the Company recorded $11,250 Management and Director's fees, related to services provided by Stephane Pilon.

As of August 31, 2017, the Company had a payable to Stephane Pilon of $31,558 for accrued salary, and expenses paid on behalf of the Company.

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

On March 31, 2018, the Company issued a promissory note for proceeds of $7,338. The note matures on September 23, 2018 and accrues interest at 1.5% per quarter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements of Brisset Beer International, Inc. (the "Company"), which are included elsewhere in this Form 10-Q.  Certain statements contained in this report, including statements regarding the anticipated development and expansion of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements.  Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For a more detailed listing of some of the risks and uncertainties facing the Company, please see the Form 10-K for the year ended May 31, 2017 filed by the Company with the Securities and Exchange Commission.

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

Results of Operations

Three months ended August 31, 2017 compared to the three months ended August 31, 2016

Revenues

The Company recognized $6,220 of commission revenue, which represented commissions paid to the Company under the Blue Spike manufacturing and distribution agreement, and from sales of craft beer at festivals during the three months ended August 31, 2017 compared to $11,398 for the three months ended August 31, 2016.

Net Loss

For the three months ended August 31, 2017 our net loss was $23,553 compared to $407,034 for the three months ended August 31, 2016.  The decrease in net losses from 2016 to 2017 was primarily due to non-recurring stock based compensation of $371,263 incurred in 2016.

Operating Expenses

Total operating expenses for the three months ended August 31, 2017 were $21,702 compared to $418,432 for the three months ended August 31, 2016.  This decrease in operating expenses was due to a decrease in (i) General and Administration expenses from $31,264 to $6,276 for the three-month periods ended August 31, 2016 and August 31, 2017, respectively, (ii)  Professional Fees from $6,988 to $3,576 for the three-month periods ended August 31, 2016 and August 31, 2017, respectively, (iii) Office and Sundry expenses from $7,311 to $600 for the three-month periods ended August 31, 2016 and August 31, 2017, respectively, (iv) Rent from $450 to $0 for the three-month periods ended August 31, 2016 and August 31, 2017, respectively.  The decrease was partially offset due to an increase in Management and Director's Fee increasing from $1,156 to $11,250 for the three-month periods ended August 31, 2016 and August 31, 2017, respectively.

Liquidity and Capital Resources

At August 31, 2017, we had $9,797 in cash and cash equivalents. During the three months ended August 31, 2017, we incurred a net loss of $23,553.  Since inception on May 11, 2010, we have an accumulated deficit of $2,004,739 to August 31, 2017.  These conditions raise substantial doubt about our ability to continue as a going concern.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of August 31, 2017. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that the Company's disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Date: September 21, 2018	BRISSET BEER INTERNATIONAL, INC.
By: /s/ Stephane Pilon Name: Stephane Pilon Title: President, Chief Executive Officer, Chief Financial Officer and Treasurer (Principal Executive Officer) (Principal Financial and Accounting Officer)