Form 10-Q
period 2017-11-30
Brisset Beer International, Inc.
filed 2018-10-03
CIK 1495648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2017

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

[ ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,863,000 shares of common stock, $0.0001 par value, were issued and outstanding as of October 3, 2018.

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

BRISSET BEER INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30,	May 31,
	2017	2017
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$15,419	$1,885
Trade and Other Receivables	—	9,800
Total Current Assets	15,419	11,685

TOTAL ASSETS	$15,419	$11,685

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$35,636	$33,541
Due to Related Parties	40,558	20,308
Convertible notes, net of $15,302 and $3,232 debt discount	25,698	4,268
Total Current Liabilities	101,892	58,117

STOCKHOLDERS' DEFICIT
Common Stock, Par Value $0.0001, Authorized 500,000,000 shares,	986	986
9,863,000 and 9,863,000 shares issued and outstanding at November 30, 2017 and May 31, 2017, respectively
Additional paid in capital	1,488,136	1,454,636
Warrants	470,640	470,640
Accumulated other comprehensive income	5,732	8,492
Accumulated deficit	(2,051,967)	(1,981,186)
Total STOCKHOLDERS' DEFICIT	(86,473)	(46,432)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$15,419	$11,685

See accompanying notes to interim condensed consolidated financial statements

 BRISSET BEER INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months ended		Six Months Ended
	November 30,		November 30,
	2017	2016	2017	2016
		(Restated)		(Restated)
Revenues	$—	$6,207	$1,430	$17,605

Operating Expenses
General and administration	4,944	20,336	6,430	51,600
Professional fees	15,971	8,642	19,547	15,630
Office and sundry	600	19,093	1,200	26,404
Rent	—	450	—	900
Management and Director's Fees	11,250	1,131	22,500	2,287
Stock based compensation	—	—	—	371,263
Total operating expenses	32,765	49,652	49,677	468,084

Loss from operations	(32,765)	(43,445)	(48,247)	(450,479)

Other (Expense) Income
Interest expense	(14,464)	—	(22,534)	—
Total other income (expense)	(14,464)	—	(22,534)	—

Net loss before taxes	(47,229)	(43,445)	(70,781)	(450,479)
Provision for income taxes	—	—	—	—
Net loss	$(47,229)	$(43,445)	$(70,781)	$(450,479)

Other comprehensive income (loss)	(2,666)	(336)	(2,760)	(191)

Comprehensive Loss	$(49,895)	$(43,781)	$(73,541)	$(450,670)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.06)

Weighted Average Common Shares Outstanding - Basic and Diluted	9,863,000	9,699,648	9,863,000	6,982,180

See accompanying notes to interim condensed consolidated financial statements

BRISSET BEER INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	November 30,
	2017	2016
		(Restated)
Cash Flows from Operating Activities:
Net loss	$(70,781)	$(450,479)
Adjustments to reconcile net loss to net cash used in operating activities:
Units issued for services	—	15,000
Stock-based compensation	—	371,263
Amortization of debt discount	21,430	—
Changes in operating assets and liabilities:
Trade and Other receivables	9,800	(1,513)
Prepaid expense	—	5,953
Accounts Payable and Accrued liabilities	2,095	391
Bank overdraft	—	3,499
Due to (from) related parties	20,250	4,008
Net Cash Used in Operating Activities	(17,206)	(51,878)

Cash Flows from Financing Activities:
Proceeds from issuance of convertible debt	33,500	—
Proceeds from issuance of common stock	—	18,750
Net Cash Provided By Financing Activities	33,500	18,750

Effect of exchange rate changes on cash	(2,760)	(527)

Net Increase in Cash and Cash Equivalents	13,534	(33,655)
Cash and Cash Equivalents, beginning of period	1,885	33,655
Cash and Cash Equivalents, end of period	$15,419	$—

Supplemental Disclosure Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-Cash Disclosure:
Discount to debt for beneficial conversion feature	$33,500	$—

See accompanying notes to interim condensed consolidated financial statements

BRISSET BEER INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2017

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

Interim Reporting

In the opinion of management, the unaudited condensed consolidated financial information furnished herein reflects all adjustments, consisting of normal and recurring adjustments that are necessary to fairly state the financial position of Brisset Beer International. Inc. and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended May 31, 2017.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosures, which would substantially duplicate the disclosure contained in the Company's Form 10-K for the fiscal year ended May 31, 2017 has been omitted.  The results of operations for the six-month period ended November 30, 2017 are not necessarily indicative of results for the fiscal year ending May 31, 2018 or for any future annual or interim period.

NOTE 2 – ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States (“GAAP”) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company commenced its craft brewing activities in September 2014.  During the six months ended November 30, 2017 the Company has incurred net losses of $70,781 and the Company expects losses to continue until it can achieve profitable operations from its craft beer operations.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Foreign Currency

The functional currency of the Company at November 30, 2017 and May 31, 2017 is the Canadian dollar. Transactions that are denominated in a foreign currency are re-measured into the functional currency at the current exchange rate on the date of the transaction. Any foreign currency denominated monetary assets and liabilities are subsequently re-measured at current exchange rates, with gains or losses recognized as foreign exchange losses or gains in the statement of operations. Nonmonetary assets and liabilities are translated at historical exchange rates. Expenses are translated at average exchange rates during the period. Exchange gains and losses are included in statement of operations for the period.

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

Loss per Share

Income or loss per share is calculated based on the weighted average number of common shares outstanding. Diluted loss per share does not differ from basic loss per share since the effect of the Company's warrants are anti-dilutive. Diluted income per share is calculated using the treasury stock method which uses the weighted average number of common shares outstanding during the period and also includes the dilutive effect of potentially issuable common shares from outstanding and warrants. At November 30, 2017, potential common shares of 12,317,500 related to outstanding share purchase warrants were excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive.

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

Beneficial Conversion Feature of Convertible Debt

The Company accounts for convertible debt in accordance with the guidelines established by FASB ASC 470-20, “Debt with Conversion and Other Options”. The Beneficial Conversion Feature (“BCF”) of convertible debt is normally characterized as the convertible portion or feature of certain debt that provide a rate of conversion that is below market value or in-the-money when issued. The Company records a BCF related to the issuance of convertible debt when issued, and also records the estimated fair value. Beneficial Conversion Features that are contingent upon the occurrence of a future event are recorded when the event is resolved.

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

NOTE 4 - RESTATEMENT

Subsequent to the original filing of the Form 10Q for the period ending February 29, 2016, the Company determined that assets acquired associated with the Asset Purchase Agreement with Scenario A that occurred on April 4, 2014 should have been fully expensed as of May 31, 2014.

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

On April 1, 2016, BBII amended the manufacturing and distribution agreement (the “Amendment”) with Blue Spike to clarify sections 2.1.6 “BBII Margin”, 5.1.4 Limitation, 5.2.1 Price, 6.2 Distribution Network, 6.7 Price of Products, and 6.8 BBII Sales Network.  The Amendment also lists new Broken 7 products under Schedules A and D, and includes the updated BBII Margins for new Broken 7 products into Schedule F.  For all the terms of the Manufacturing and Distribution Agreement, reference is hereby made to such Agreement annexed hereto as Exhibit 10.32. All statements made herein concerning such document are qualified by references to said exhibit.

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

NOTE 7 – CONVERTIBLE PROMISSORY NOTES

Convertible notes payable at November 30, 2017 and May 31, 2017 consists of the following:

	November 30, 2017	May 31, 2017
Dated February 17, 2017	$7,500	$7,500
Dated June 6, 2017	11,000	—
Dated August 4, 2017	7,500	—
Dated October 6, 2017	15,000	—
Total convertible notes payable, gross	41,000	7,500

Less: Unamortized debt discount	(15,302)	(3,232)
Total convertible notes	$25,698	$4,268

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

During the six months ended November 30, 2017 and 2016, the Company recorded $21,430 and $0, respectively, related to the amortization of the discount as interest expense.

NOTE 8 – STOCKHOLDERS’ EQUITY

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

Issuance of Units for Service

On November 8, 2016, the Company issued 150,000 units of the Company’s Common stock in payment for services rendered. The units were valued at a price of $0.10 per unit.

During the year ended May 31, 2017, the Company issued 150,000 shares of common stock for services provided to the company.

WARRANTS

The Company has the following warrants outstanding as of November 30, 2017:

Exercise Price	Number	Expiry	Remaining Life

$0.05	1,500,000	February 1, 2019	1.17
$0.05	3,000,000	August 31, 2021	3.75
$0.10	1,500,000	February 1, 2019	1.17
$0.10	3,000,000	August 31, 2021	3.75
$0.15	550,000	June 1, 2019	1.50
$0.15	125,000	June 30, 2019	1.58
$0.20	130,000	January 9, 2020	2.11
$0.25	550,000	June 1, 2020	2.50
$0.25	125,000	June 30, 2020	2.58
$0.25	130,000	January 9, 2020	2.11
$0.25	135,000	February 17, 2020	2.22
$0.25	140,000	May 6, 2020	2.43
$0.30	135,000	February 17, 2020	2.22
$0.30	140,000	May 6, 2020	2.43
$0.35	65,000	August 7, 2020	2.69
$0.35	75,000	October 16, 2020	2.88
$0.35	267,500	November 16, 2020	2.96
$0.40	65,000	August 7, 2020	2.69
$0.40	75,000	October 16, 2020	2.88
$0.40	267,500	November 16, 2020	2.96
$0.45	75,000	October 16, 2020	2.88
$0.45	267,500	November 16, 2020	2.96
	12,317,500

NOTE 9 – RELATED PARTY TRANSACTIONS

On November 30, 2014, the Company entered into a service agreement with its current principal executive officer, Stephane Pilon.  The service agreement was subsequently amended. Pursuant to the Amendment, Mr. Pilon shall be eligible to receive a quarterly discretionary performance bonus up to CDN$6,000 (US$4,500) payable at the beginning of each three-month period beginning on September 1, 2015.  The amount of the bonus, if any, will be decided by the Board of Directors in their sole discretion.

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

During the year ended May 31, 2017, the Company recorded $45,579 Management and Director’s fees, related to services provided by Stephane Pilon.

During the six months ended November 30, 2017, the Company recorded $22,500 Management and Director’s fees, related to services provided by Stephane Pilon.

As of November 30, 2017, the Company had a payable to Stephane Pilon of $40,558 for accrued salary, and expenses paid on behalf of the Company.

NOTE 10 – SUBSEQUENT EVENTS

On March 2, 2018, the Company and Blue Spike entered into a Mutual Discharge Agreement (the “Termination Agreement”), pursuant to which the parties mutually agreed to terminate the Manufacturing and Distribution Agreement. The effective date of the Termination Agreement was March 2, 2018.

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

On March 23, 2018, the Company issued a convertible promissory note for proceeds of $20,000. The note matures on September 23, 2018, and accrues interest at 8% per annum. The note is convertible in common stock at 50% discount to the lowest average 20-day trading price. The note has not yet been paid, the default interest rate is 15% per annum and is currently in default.

On March 31, 2018, the Company issued a promissory note for proceeds of $2,500. The note matures on September 23, 2018 and accrues interest at 1.5% per quarter. The note has not yet been paid, the default interest rate is 2% per month and is currently in default.

On March 31, 2018, the Company issued a promissory note for proceeds of $6,500. The note matures on September 23, 2018 and accrues interest at 1.5% per quarter. The note has not yet been paid, the default interest rate is 2% per month and is currently in default.

On March 31, 2018, the Company issued a promissory note for proceeds of $7,338. The note matures on September 23, 2018 and accrues interest at 1.5% per quarter. The note has not yet been paid, the default interest rate is 2% per month and is currently in default.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements of Brisset Beer International, Inc. (the “Company”), which are included elsewhere in this Form 10-Q.  Certain statements contained in this report, including statements regarding the anticipated development and expansion of the Company’s business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are “forward-looking” statements.  Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For a more detailed listing of some of the risks and uncertainties facing the Company, please see the Form 10-K for the year ended May 31, 2017 filed by the Company with the Securities and Exchange Commission.

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

On December 2, 2014 the Company entered into a five-year manufacturing and distribution agreement (the “Manufacturing and Distribution Agreement”) with Breuvages Blue Spike (“Blue Spike”) pursuant to which Blue Spike has the exclusive right to manufacture, distribute and sell BBII’s Broken7 beer in certain designated networks in the following Canadian provinces and U.S. states: Newfoundland, Prince- Edward Island, New Brunswick, Nova Scotia, Quebec, Ontario, Maine, New Hampshire, Vermont, New York, Massachusetts, Connecticut, Rhode Island, New Jersey, Pennsylvania, Ohio, Michigan, Illinois, Indiana, Kentucky, West Virginia, Virginia, Washington DC, Delaware, Maryland. The Company granted Blue Spike a right of first refusal to act as exclusive agent for the distribution and sale of its products in other new territories.

On April 1, 2016, BBII amended the manufacturing and distribution agreement with Blue Spike to clarify certain of the business terms regarding the margins, pricing and distribution networks.

On November 8, 2016, BBII issued an addendum to the manufacturing and distribution agreement with Blue Spike to offer shares of the Company in return for services rendered.

Subsequent Event

On March 2, 2018, the Company and Blue Spike entered into a Mutual Discharge Agreement (the “Termination Agreement”), pursuant to which the parties mutually agreed to terminate the Manufacturing and Distribution Agreement. The effective date of the Termination Agreement was March 2, 2018.

The parties chose to terminate the Manufacturing and Distribution Agreement due to the Company’s lack of sufficient sales Broken 7.

Pursuant to the Termination Agreement, the Company paid Blue Spike an aggregate of $5,979, including Blue Spike’s outstanding invoices aggregating $3,700, sales commissions from September to December 2017 and applicable taxes.

There were no material early termination penalties incurred by the Company in connection with the termination of the Manufacturing and Distribution Agreement.

Results of Operations

Three months ended November 30, 2017 compared to the three months ended November 30, 2016

Revenues

The Company did not recognize commission revenue related to a final settlement of outstanding sales and its related receivable balances, in accordance with the Blue Spike manufacturing and distribution agreement, and from sales of craft beer at festivals during the three months ended November 30, 2017 compared to $6,207 for the three months ended November 30, 2016. The decrease in revenues from 2016 to 2017 was primarily due to the Company finalizing their manufacturing and distribution agreement, resulting in less sales.

Net Loss

For the three months ended November 30, 2017 our net loss was $47,229 compared to $43,445 for the three months ended November 30, 2016.

Operating Expenses

Total operating expenses for the three months ended November 30, 2017 were $32,765 compared to $43,445 for the three months ended November 30, 2016.  This decrease in operating expenses was due to a decrease in (i) General and Administration expenses from $20,336 to $154 for the three-month periods ended November 30, 2016 and November 30, 2017, respectively, (ii) a decrease in Office and Sundry expenses from $19,093 to $600 for the three-month periods ended November 30, 2016 and November 30, 2017, respectively, (iii) Rent from $450 to $0 for the three-month periods ended November 30, 2016 and November 30, 2017, respectively. The decrease was partially offset due to an increase in Professional fees from $8,642 to $15,971 and Management and Director’s Fee increasing from $1,131 to $11,250 for the three-month periods ended November 30, 2016 and November 30, 2017, respectively.

Six months ended November 30, 2017 compared to the six months ended November 30, 2016

Revenues

The Company recognized $1,430 of commission revenue related to a final settlement of outstanding sales and its related receivable balances, in accordance with the Blue Spike manufacturing and distribution agreement, and from sales of craft beer at festivals during the six months ended November 30, 2017 compared to $17,605 for the six months ended November 30, 2016. The decrease in revenues from 2016 to 2017 was primarily due to the Company finalizing their manufacturing and distribution agreement, resulting in less sales.

Net Loss

For the six months ended November 30, 2017 our net loss was $70,781 compared to $450,479 for the six months ended November 30, 2016. The decrease in net losses from 2016 to 2017 was primarily due to stock based compensation in the prior year.

Operating Expenses

Total operating expenses for the six months ended November 30, 2017 were $49,247 compared to $468,084 for the six months ended November 30, 2016.  This decrease in operating expenses was due to a decrease in (i) General and Administration expenses from $51,600 to $6,430 for the six-month periods ended November 30, 2016 and November 30, 2017, respectively, (ii) a decrease in Office and Sundry expenses from $26,404 to $1,200 for the six-month periods ended November 30, 2016 and November 30, 2017, respectively, (iii) Rent from $900 to $0 for the six-month periods ended November 30, 2016 and November 30, 2017, respectively. The decrease was partially offset due to an increase in Professional fees from $15,630 to $19,547 and Management and Director’s Fee increasing from $2,287 to $22,500 for the six-month periods ended November 30, 2016 and November 30, 2017, respectively. Also, there was a one-time charge of $371,263 in stock-based compensation costs associated with the issuance of 6,000,000 warrants on August 22, 2016, to the Stephane Pilon and Pol Brisset during the six months ended September 30, 2016.

Liquidity and Capital Resources

At November 30, 2017, we had $15,419 in cash and cash equivalents. During the six months ended November 30, 2017, we incurred a net loss of $70,781. We had an accumulated deficit of $2,051,967 as of November 30, 2017.  These conditions raise substantial doubt about our ability to continue as a going concern.

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

•	On June 6, 2017, the Company issued a convertible promissory note for proceeds of $11,000. The note matures on December 6, 2017 and accrues interest at 8% per annum. The note is convertible in common stock at 50% discount to the lowest average 20-day trading price. At the Company's election, the convertible promissory note can also be settled by cash payment. The note has not yet been paid and is currently in default.

•	On August 4, 2017, the Company issued a convertible promissory note for proceeds of $7,500. The note matures on February 4, 2018 and accrues interest at 8% per annum. The note is convertible in common stock at 50% discount to the lowest average 20-day trading price. At the Company's election, the convertible promissory note can also be settled by cash payment. The note has not yet been paid and is currently in default.

•	On October 6, 2017, the Company issued a convertible promissory note for proceeds of $15,000. The note matures on April 6, 2018 and accrues interest at 8% per annum. The note is convertible in common stock at 50% discount to the lowest average 20-day trading price. At the Company's election, the convertible promissory note can also be settled by cash payment. The note has not yet been paid and is currently in default.

•	During the six months ended November 30, 2017, the Company recorded $21,430 related to the amortization of the discount as interest expense.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Smaller reporting companies are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of November 30, 2017. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that the Company's disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 5. Other information

SUBSEQUENT EVENTS

Termination of Blue Spike Manufacturing and Distribution Agreement

On March 2, 2018, the Company and Blue Spike entered into a Mutual Discharge Agreement (the “Termination Agreement”), pursuant to which the parties mutually agreed to terminate the Manufacturing and Distribution Agreement. The effective date of the Termination Agreement was March 2, 2018.

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

Date: October 3, 2018	BRISSET BEER INTERNATIONAL, INC.
By: /s/ Stephane Pilon Name: Stephane Pilon Title: President, Chief Executive Officer, Chief Financial Officer and Treasurer (Principal Executive Officer) (Principal Financial and Accounting Officer)

