Form 10-Q
period 2018-02-28
Brisset Beer International, Inc.
filed 2018-10-05
CIK 1495648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2018

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,863,000 shares of common stock, $0.0001 par value, were issued and outstanding as of October 5, 2018.

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

BRISSET BEER INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28,	May 31,
	2018	2017
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$1,235	$1,885
Trade and Other Receivables	—	9,800
Total Current Assets	1,235	11,685

TOTAL ASSETS	$1,235	$11,685

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$40,421	$33,541
Due to Related Parties	50,481	20,308
Convertible notes, net of $3,049 and $3,232 debt discount	37,951	4,268
Total Current Liabilities	128,853	58,117

STOCKHOLDERS' DEFICIT
Common Stock, Par Value $0.0001, Authorized 500,000,000 shares,	986	986
9,863,000 and 9,863,000 shares issued and outstanding at February 28, 2018 and May 31, 2017 respectively
Additional paid in capital	1,488,136	1,454,636
Warrants	470,640	470,640
Accumulated other comprehensive income	5,642	8,492
Accumulated deficit	(2,093,022)	(1,981,186)
Total STOCKHOLDERS' DEFICIT	(127,618)	(46,432)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,235	$11,685

See accompanying notes to interim condensed consolidated financial statements

 BRISSET BEER INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months ended		Nine Months Ended
	February 28,		February 28,
	2018	2017	2018	2017

Revenues	$—	8,415	$1,430	$26,020

Operating Expenses
General and administration	171	3,052	6,601	54,652
Professional fees	15,461	422	35,008	16,052
Office and sundry	650	3,068	1,850	29,472
Rent	—	—	—	900
Management and Director's Fees	11,250	28,292	33,750	30,579
Stock based compensation	—	—	—	371,263
Total operating expenses	27,532	34,834	77,209	502,918

Loss from operations	(27,532)	(26,419)	(75,779)	(476,898)

Other (Expense) Income
Interest expense	(13,523)	(479)	(36,057)	(479)
Total other income (expense)	(13,523)	(479)	(36,057)	(479)

Net loss before taxes	(41,055)	(26,898)	(111,836)	(477,377)
Provision for income taxes	—	—	—	—
Net loss	$(41,055)	(26,898)	$(111,836)	$(477,377)

Other comprehensive income (loss)	(90)	(863)	(2,850)	(1,054)

Comprehensive Loss	(41,145)	(27,761)	(114,686)	(478,431)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	(0.00)	$(0.01)	$(0.06)

Weighted Average Common Shares Outstanding - Basic and Diluted	9,863,000	9,863,000	9,863,000	7,917,489

See accompanying notes to interim condensed consolidated financial statements

BRISSET BEER INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	February 28,
	2018	2017

Cash Flows from Operating Activities:
Net loss	$(111,836)	$(477,377)
Adjustments to reconcile net loss to net cash used in operating activities:
Units issued for services	—	15,000
Stock-based compensation	—	371,263
Amortization of debt discount	33,683	456
Changes in operating assets and liabilities:
Trade and Other receivables	9,800	1,699
Prepaid expense	—	7,169
Accounts Payable and Accrued liabilities	6,880	19,890
Due to (from) related parties	30,173	10,408
Net Cash Used in Operating Activities	(31,300)	(51,492)

Cash Flows from Financing Activities:
Proceeds from issuance of convertible debt	33,500	7,500
Proceeds from issuance of common stock	—	18,750
Net Cash Provided By Financing Activities	33,500	26,250

Effect of exchange rate changes on cash	(2,850)	(1,054)

Net Change in Cash and Cash Equivalents	(650)	(26,296)
Cash and Cash Equivalents, beginning of period	1,885	33,655
Cash and Cash Equivalents, end of period	$1,235	$7,359

Supplemental Disclosure Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-Cash Disclosure:
Discount to debt for beneficial conversion feature	$33,500	$7,500

See accompanying notes to interim condensed consolidated financial statements

BRISSET BEER INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2018

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

Interim Reporting

In the opinion of management, the unaudited condensed consolidated financial information furnished herein reflects all adjustments, consisting of normal and recurring adjustments that are necessary to fairly state the financial position of Brisset Beer International. Inc. and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended May 31, 2017.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosures, which would substantially duplicate the disclosure contained in the Company's Form 10-K for the fiscal year ended May 31, 2017 has been omitted.  The results of operations for the nine-month period ended February 28, 2018 are not necessarily indicative of results for the fiscal year ending May 31, 2018 or for any future annual or interim period.

NOTE 2 – ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States (“GAAP”) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company commenced its craft brewing activities in September 2014.  During the nine months ended February 28, 2018 the Company has incurred net losses of $111,836 and the Company expects losses to continue until it can achieve profitable operations from its craft beer operations.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Foreign Currency

The functional currency of the Company at February 28, 2018 and May 31, 2017 is the Canadian dollar. Transactions that are denominated in a foreign currency are re-measured into the functional currency at the current exchange rate on the date of the transaction. Any foreign currency denominated monetary assets and liabilities are subsequently re-measured at current exchange rates, with gains or losses recognized as foreign exchange losses or gains in the statement of operations. Nonmonetary assets and liabilities are translated at historical exchange rates. Expenses are translated at average exchange rates during the period. Exchange gains and losses are included in statement of operations for the period.

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

Loss per Share

Income or loss per share is calculated based on the weighted average number of common shares outstanding. Diluted loss per share does not differ from basic loss per share since the effect of the Company's warrants are anti-dilutive. Diluted income per share is calculated using the treasury stock method which uses the weighted average number of common shares outstanding during the period and also includes the dilutive effect of potentially issuable common shares from outstanding and warrants. At February 28, 2018, potential common shares of 12,317,500 related to outstanding share purchase warrants were excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive.

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

Fair Value of Financial Instruments

The book values of cash, prepaid expenses, and accounts payable approximate their respective fair values due to the short-term nature of these instruments. The fair value hierarchy under GAAP distinguishes between assumptions based on market data (observable inputs) and an entity's own assumptions (unobservable inputs). The hierarchy consists of three levels:

·	Level one — Quoted market prices in active markets for identical assets or liabilities;

·	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

·	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

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

NOTE 4 - CONTRACT BREWING AGREEMENT

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

NOTE 5 – ACQUISITION OF BROKEN 7 ASSETS

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

NOTE 6 – CONVERTIBLE PROMISSORY NOTES

Convertible notes payable at February 28, 2018 and May 31, 2017 consists of the following:

	February 28, 2018	May 31, 2017
Dated February 17, 2017	$7,500	$7,500
Dated June 6, 2017	11,000	—
Dated August 4, 2017	7,500	—
Dated October 6, 2017	15,000	—
Total convertible notes payable, gross	41,000	7,500

Less: Unamortized debt discount	(3,049)	(3,232)
Total convertible notes	$37,951	$4,268

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

During the nine months ended February 28, 2018 and 2017, the Company recorded $33,683 and $456, respectively, related to the amortization of the discount as interest expense.

NOTE 7 – STOCKHOLDERS’ EQUITY

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

During the year ended May 31, 2017, the Company issued 150,000 shares of common stock for services provided to the company.

WARRANTS

The Company has the following warrants outstanding as of February 28, 2018:

Exercise Price	Number	Expiry	Remaining Life

$0.05	1,500,000	February 1, 2019	0.93
$0.05	3,000,000	August 31, 2021	3.51
$0.10	1,500,000	February 1, 2019	0.93
$0.10	3,000,000	August 31, 2021	3.51
$0.15	550,000	June 1, 2019	1.25
$0.15	125,000	June 30, 2019	1.33
$0.20	130,000	January 9, 2020	1.86
$0.25	550,000	June 1, 2020	2.26
$0.25	125,000	June 30, 2020	2.34
$0.25	130,000	January 9, 2020	1.86
$0.25	135,000	February 17, 2020	1.97
$0.25	140,000	May 6, 2020	2.19
$0.30	135,000	February 17, 2020	1.97
$0.30	140,000	May 6, 2020	2.19
$0.35	65,000	August 7, 2020	2.44
$0.35	75,000	October 16, 2020	2.63
$0.35	267,500	November 16, 2020	2.72
$0.40	65,000	August 7, 2020	2.44
$0.40	75,000	October 16, 2020	2.63
$0.40	267,500	November 16, 2020	2.72
$0.45	75,000	October 16, 2020	2.63
$0.45	267,500	November 16, 2020	2.72
	12,317,500

NOTE 8 – RELATED PARTY TRANSACTIONS

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

During the nine months ended February 28, 2018, the Company recorded $33,750 Management and Director’s fees, related to services provided by Stephane Pilon.

As of February 28, 2018, the Company had a payable to Stephane Pilon of $50,481 for accrued salary, and expenses paid on behalf of the Company.

NOTE 9 – SUBSEQUENT EVENTS

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

Results of Operations

Three months ended February 28, 2018 compared to the three months ended February 28, 2017

Revenues

The Company recognized $0 of commission revenue during the three months ended February 28, 2018 compared to $8,415 for the three months ended February 28, 2017, which represented commissions paid to the Company under the Blue Spike manufacturing and distribution agreement, and from sales of craft beer at festivals. The decrease in commissions was due to the finalization manufacturing and distribution agreement with Blue Spike.

Net Loss

For the three months ended February 28, 2018 our net loss was $41,005 compared to $26,898 for the three months ended February 28, 2017.

Operating Expenses

Total operating expenses for the three months ended February 28, 2018 were $27,532 compared to $34,834 for the three months ended February 28, 2017.  This decrease in operating expenses was due to a decrease in (i) General and Administration expenses from $3,052 to $171 for the three-month periods ended February 28, 2017 and February 28, 2018, respectively, (ii) Management and Director’s $28,292 to $11,250 for the three-month periods ended February 28, 2017 and February 28, 2018, respectively, and (iii) Office and Sundry expenses from $3,068 to $650 for the three-month periods ended February 28, 2017 and February 28, 2018, respectively. The decrease was partially offset due to an increase in Professional Fees from $422 to $15,461 for the three-month periods ended February 28, 2017 and February 28, 2018, respectively, primarily due to professional fees incurred by the Company in connection with the preparation and filing of periodic and annual reports under the Securities Exchange Act of 1934, as amended.

Nine months ended February 28, 2018 compared to the nine months ended February 28, 2017

Revenues

The Company earned $1,430 of commission revenue from the sale of craft beer during the nine months ended February 28, 2018 compared to $26,020 during the three months ended February 28, 2017.  The decrease in commissions was due to the finalization manufacturing and distribution agreement with Blue Spike.

Operating Expenses and Net Loss

Total operating expenses for the nine months ended February 28, 2018 were $77,209 compared to $502,918 for the nine months ended February 28, 2017.  This decrease in operating expenses was due to a decrease in (i) General and Administration expenses from $54,652 to $6,601 for the nine-month periods ended February 28, 2017 and February 28, 2018, respectively, (ii) Office and Sundry expenses from $29,472 to $1,850 for the nine-month periods ended February 28, 2017 and February 28, 2018, respectively, (iii) Rent from $900 to $0 for the nine-month periods ended February 28, 2017 and February 28, 2018, respectively, and (iv) Stock-based compensation costs from $371,263 to $0 during the for the nine-month periods ended February 28, 2017 and February 28, 2018, respectively, associated with the issuance of 6,000,000 warrants on August 22, 2016 to the executive officers and directors of the Company. The decrease was partially offset due to an increase in (i) Management and Director’s $30,579 to $33,750 for the nine-month periods ended February 28, 2017 and February 28, 2018, respectively, and (ii) Professional Fees from $16,052 to $35,008 for the nine-month periods ended February 28, 2017 and February 28, 2018, respectively, primarily due to professional fees incurred by the Company in connection with the preparation and filing of periodic and annual reports under the Securities Exchange Act of 1934, as amended.

Liquidity and Capital Resources

At February 28, 2018, we had $1,235 in cash and cash equivalents. During the nine months ended February 28, 2018, we incurred a net loss of $111,836.  Since inception on May 11, 2010, we have an accumulated deficit of $2,093,022 to February 28, 2018.  These conditions raise substantial doubt about our ability to continue as a going concern.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of February 28, 2018. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that the Company's disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Date: October 5, 2018	BRISSET BEER INTERNATIONAL, INC.
By: /s/ Stephane Pilon Name: Stephane Pilon Title: President, Chief Executive Officer, Chief Financial Officer and Treasurer (Principal Executive Officer) (Principal Financial and Accounting Officer)

