Form 10-K
period 2019-05-31
Brisset Beer International, Inc.
filed 2022-05-26
CIK 1495648

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2019

Commission file number: 000-54452

BRISSET BEER INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	80-0778461
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

370 Guy, Suite G9 Montreal A8 H31-1S6

(Address of principal executive offices)

917-403-1430

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting company	☒
		Emerging Growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒     No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.  $0 based on the closing price of the common stock on November 30, 2018.

As of May 1, 2022, there were 9,863,000 shares of common stock outstanding.

Documents Incorporated by Reference: None

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking information. Forward-looking information includes statements relating to future actions, prospective products, future performance, or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management of Brisset Beer International, Inc. (the “Company”, “BBI”, “us” or “we”) and other matters. Forward-looking information may be included in this Annual Report on Form 10-K or may be incorporated by reference from other documents filed with the Securities and Exchange Commission (the “SEC”) by the Company. One can find many of these statements by looking for words including, for example, “believes,” “expects,” “anticipates,” “estimates” or similar expressions in this Annual Report on Form 10-K or in documents incorporated by reference in this Annual Report on Form 10-K. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

The Company has based the forward-looking statements relating to the Company's operations on management's current expectations, estimates and projections about the Company and the industry in which it operates. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that we cannot predict. In particular, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, the Company's actual results may differ materially from those contemplated by these forward-looking statements. Any differences could result from a variety of factors, including, but not limited to general economic and business conditions, competition, and other factors.

PART I

Item 1. Description of Business

Corporate Developments

Brisset Beer International, Inc. (the “Company”) was incorporated under the laws of the State of Florida on May 11, 2010, under the name Benefit Solutions Outsourcing Corp. The Company was initially formed to offer small and medium-sized businesses services that reduced invoicing expenses, sped up receipt of monies, and allowed authorization and recovery of paper drafts.

On April 4, 2014, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Scenario A, a Quebec corporation (“Scenario A”), to purchase all of its assets relating to “Broken 7”, a craft beer to be brewed in Montreal, Quebec, Canada, for a purchase price of $25,000. The Asset Purchase Agreement relates to the Broken 7 trademark and recipe only. No other assets were acquired. $12,500 was paid at closing and $12,500 was to be paid 60 business days after the closing date of April 7, 2014. By letter agreement dated July 16, 2014, the parties agreed to extend the date on which the second payment of $12,500 was due to August 15, 2014. The Company made the final installment of $12,500 to Scenario A on August 14, 2014.

Effective July 24, 2014, the Company changed its state of incorporation from Florida to Nevada and its name from “Buckeye Oil & Gas, Inc.” to “Brisset Beer International, Inc.” by the merger of Buckeye Oil & Gas, Inc. with and into its wholly owned subsidiary, Brisset Beer International, Inc.

Until April 2014, the Company was engaged in the acquisition and exploration of oil and gas properties. Since its asset purchase in April 2014, the Company has abandoned its interests in its two oil and gas properties and is principally engaged in the development of a brewing, distribution, and marketing of craft-brewed beer business in the province of Quebec, Canada. Our craft beer consists of a single brand known as Broken 7, which we distribute to private retail stores, grocery chains and on-premise accounts across Quebec, Canada.

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

On December 2, 2014 Biere Brisset International Inc., a Canadian corporation wholly-owned subsidiary by  Company (“BBII”), entered into a five-year Manufacturing and Distribution Agreement (the “Distribution Agreement”) with 90127-2021 Quebec Inc., a Quebec company doing business as Breuvages Blue Spike (“Blue Spike”) pursuant to which Blue Spike has the exclusive right to manufacture, distribute and sell BBII's Broken 7 beer in certain designated networks in the following Canadian provinces and U.S. states: Newfoundland, Prince-Edward Island, New Brunswick, Nova Scotia, Quebec, Ontario, Maine, New Hampshire, Vermont, New York, Massachusetts, Connecticut, Rhode Island, New Jersey, Pennsylvania, Ohio, Michigan, Illinois, Indiana, Kentucky, West Virginia, Virginia, Washington DC, Delaware, Maryland. The Company granted Blue Spike a right of first refusal to act as exclusive agent for the distribution and sale of its products in other new territories.

On April 1, 2016, BBII amended the Distribution agreement (the “Amendment”) with Blue Spike to clarify certain of the business terms regarding the margins, pricing, and distribution networks.

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

On April 1, 2016, BBII amended the manufacturing and distribution agreement (the “Amendment”) with Blue Spike to clarify certain of the business terms regarding the margins, pricing, and distribution networks.

The Distribution Agreement and the CBB Agreement were terminated on March 2, 2018.

We are currently seeking acquisition partners we believe would be beneficial for the Company and our shareholders. To this end, we intent to begin the process of identifying sectors and industries that current management believes will provide the most long-term and short-term benefit to the existing and future shareholders of the Company. However, as of the date of this Report we have not identified any potential acquisition candidates or entered any negotiations relating to the same. Additionally, we intend to continue to take such corporate actions necessary to fulfil our reporting obligations with the SEC and undertaking other corporate actions necessary to continue and eventually grow the Company’s business operations, through the identification of suitable acquisition partners. We intend to update our shareholders during this process.

On March 16, 2022, our board of directors approved changing our corporate name from Brisset Beer International, Inc. to Power Americas Resource Group Ltd.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments

There are no unresolved staff comments.

Item 2. Description of Properties

Corporate Office

We do not own any real property. Our head office is located at 265 Sunrise Highway, Suite 276, Rockville Centre, NY, 11570. We are able to use this office space free of charge as it is the office space, we share with the offices of other businesses owned by our principal executive officer. Management believes that our office space is suitable for our current needs.

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

Security Holders

As of May 1, 2022, there were approximately 46 holders of record of the Company's common stock.

Dividends

The Company has not declared or paid any cash dividends on its common stock, nor does it anticipate paying any in the foreseeable future. Furthermore, the Company expects to retain any future earnings to finance its operations and expansion. The payment of cash dividends in the future will be at the discretion of its Board of Directors and will depend upon its earnings levels, capital requirements, any restrictive loan covenants, and other factors the Board considers relevant.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans.

Recent Sales of Unregistered Securities

None.

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

Results of Operations for the Years Ended May 31, 2019 and 2018

Revenues

Our revenue, consisting of product sales $0 for the year ended May 31, 2019, a decrease from $1,836 for the same period ending May 31, 2018.

The decrease was a result of the Company ceasing operations during 2019.

Operating Expenses

Operating expenses increased to $171,575 for the year ended May 31, 2019 from $169,164 for the same period ended May 31, 2018.

Our operating expenses for the year ended May 31, 2019 consisted of selling, general and administrative expenses of $778, professional fees of $124,331, and management and director fees of $46,466. In comparison, our operating expenses for the year ended May 31, 2018 consisted mainly of selling, general and administrative expenses of $18,011, professional fees of $86,653, and management and director fees of $64,500.

Other Expenses

We had other income of $54,705 for the year ended May 31, 2019, as compared with other expenses of $46,344 for the year ended May 31, 2018.

Our other expenses for the year ended May 31, 2019 consisted primarily of interest expense, offset by a gain on forgiveness of debt and foreign exchange translation. Our other expenses for the year ended May 31, 2018 consisted of interest expense, offset by a gain on foreign exchange translation .

Net Loss

We recorded a net loss of $116,870 for the year ended May 31, 2019, as compared with a net loss of $214,290 for the year ended May 31, 2018.

Liquidity and Capital Resources

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $2,303,854 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to generate the necessary funds through licensing of its core products or the ability to raise additional capital through the future issuances of common stock or debt is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These factors, among others, raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

As of May 31, 2019, we had total current assets of $35. Our total current liabilities as of May 31, 2019 were $305,491. We had a working capital deficit of $305,456 as of May 31, 2019, compared with a working capital deficit of 268,222 as of  May 31, 2018.

Operating activities used $54,829 in cash for the year ended May 31, 2019, as compared with $56,021 used for the year ended May 31, 2018. Our negative operating cash flow for May 31, 2019 and 2018 was largely the result of our net loss for the years.

Cash flows used by financing activities during the year ended May 31, 2019 provided $39,162, as compared with cash provided of $69,838 for the year ended May 31, 2018. Our positive financing cash flow for the years ended May 31, 2019 and 2018 were largely a result of proceeds from convertible note payable.

The features of the debt instruments and payables concerning our financing activities are detailed in the footnotes to our financial statements.

Based upon our current financial condition, we do not have sufficient cash to operate our business at the current level for the next twelve months. We intend to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. We plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Gries & Associates, LLC Certified Public Accountants 501 S. Cherry Street Suite 1100 Denver, Colorado 80246

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Brisset Beer International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Brisset Beer International, Inc. (the “Company”) as of May 31, 2019 and 2018, and the related consolidated statements of operations, statements of stockholders’ deficit, and cash flows for each of the two years then ended, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company has incurred losses since inception of $2,303,854. These factors create an uncertainty as to the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Emphasis of Matters-Risks and Uncertainties

The Company is not able to predict the ultimate impact that COVID -19 will have on its business. However, if the current economic conditions continue, the pandemic could have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company plans to operate.

/s/ Gries & Associates, LLC

We have served as the Companys's auditor since 2022.

Denver, CO

May 25, 2022

blaze@griesandassociates.com 501 S. Cherry Street, Suite 1100, Denver, Colorado 80246 (O)720-464-2875 (M)773-255-5631 (F)720-222-5846

Item 8. Financial Statements

BRISSET BEER INTERNATIONAL, INC.

Consolidated Balance Sheets

	May 31,	May 31,
	2019	2018
ASSETS
Current Assets
Cash and cash equivalents	$35	$15,702
Total Current Assets	35	15,702

TOTAL ASSETS	$35	$15,702

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$152,875	$80,796
Accrued interest payable	13,355	3,287
Accrued interest payable - related party	2,791	1,275
Due to related parties	-	72,459
Derivative liability	111,255	61,618
Note payable	6,500	6,500
Note payable - related parties	-	9,838
Convertible note - related party	7,500	7,500
Convertible notes, net of note discount $11,649 and $12,849 debt discount, respectively	90,851	40,651
Total Current Liabilities	385,127	283,924

STOCKHOLDERS' DEFICIT
Common Stock, Par Value $0.0001, Authorized 500,000,000 shares, 9,863,000 shares issued and outstanding	986	986
Additional paid in capital	1,917,776	1,917,776
Accumulated deficit	(2,303,854)	(2,186,984)
Total STOCKHOLDERS' DEFICIT	(385,092)	(268,222)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$35	$15,702

The accompanying notes are an integral part of these financial statements.

BRISSET BEER INTERNATIONAL, INC.

Consolidated Statements of Operations

(Audited)

	Year Ended
	May 31,
	2019	2018

Revenues	$-	$1,836

Operating Expenses
General and administration	778	18,011
Professional fees	124,331	86,653
Management and Director's Fees	46,466	64,500
Total operating expenses	171,575	169,164

Loss from operations	(171,575)	(167,328)

Other (Expense) Income
Interest expense	(60,950)	(47,140)
Interest expense - related party	(870)	(1,141)
Foreign exchange transaction gain	1,988	1,937
Gain on change in derivative liability	(636)	(618)
Gain on forgiveness of debts	115,173	-
Total other income (expense)	54,705	(46,962)

Net loss before taxes	(116,870)	(214,290)
Provision for income taxes	-	-
Net loss	$(116,870)	$(214,290)

Other comprehensive income (loss)	-	-

Comprehensive Loss	(116,870)	(214,290)

Net Loss Per Common Share Basic and Diluted	$(0.01)	$(0.02)

Weighted Average Common Shares Outstanding - Basic and Diluted	9,863,000	9,863,000

The accompanying notes are an integral part of these financial statements.

BRISSET BEER INTERNATIONAL, INC.

Consolidated Statement of STOCKHOLDERS' DEFICIT

(Audited)

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholder's
	Number of Shares	Amount	Capital	Deficit	Deficit

Balance - May 31, 2017	9,863,000	$986	$1,917,776	$(1,972,694)	$(53,932)
Net loss	-	-	-	(214,290)	(214,290)
Balance - May 31, 2018	9,863,000	$986	$1,917,776	$(2,186,984)	$(268,222)
Net loss	-	-	-	(116,870)	(116,870)
Balance - May 31, 2019	9,863,000	$986	$1,917,776	$(2,303,854)	$(385,092)

The accompanying notes are an integral part of these financial statements.

BRISSET BEER INTERNATIONAL, INC.

Statements of Cash Flows

(Audited)

	Year Ended
	May 31,
	2019	2018

Cash Flows from Operating Activities:
Net loss	$(116,870)	$(214,290)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	50,200	43,883
Gain(loss) on change in derivative liability	637	618
Changes in operating assets and liabilities:
Accounts receivables	-	9,800
Accounts payable and accrued liabilities	72,079	47,426
Accrued interest payable	11,584	4,391
Due to related parties	(72,459)	52,151
Net Cash Used in Operating Activities	(54,829)	(56,021)

Cash Flows from Financing Activities:
Repayment of promissory notes	(9,838)	-
Proceeds from issuance of promissory notes	-	16,338
Proceeds from issuance of convertible debt	49,000	53,500
Net Cash Provided by Financing Activities	39,162	69,838

Net Change in Cash and Cash Equivalents	(15,667)	13,817
Cash and Cash Equivalents, beginning of period	15,702	1,885
Cash and Cash Equivalents, end of period	$35	$15,702

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

BRISSET BEER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2019 and 2018

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS

Organization

Brisset Beer International, Inc. (the “Company”) was incorporated in the State of Florida on May 11, 2010 under the name Benefit Solutions Outsourcing Corp.

The Company was engaged in the marketing of a craft beer which was brewed, distributed, and marketed solely in Quebec, Canada until the change of control which occurred in March 2019, at which time it ceased business operations.

Going forward, the Company intends to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for its shareholders. The Company has no particular business combination in mind and has not entered into any negotiations regarding such a combination.

On February 11, 2019, pursuant to a Stock Purchase Agreement, dated November 21, 2017, by and among Stephan Pilon, Pol Brisset (the “Selling Stockholders”), and Redstone Ventures, LTD (the “Purchaser”), the Purchaser purchased an aggregate of 7,561,000 shares of common stock of Brisset Beer International, Inc., a Nevada corporation (the “Company”), from the Selling Stockholders for $0.00238 per share, or an aggregate purchase price of $18,000.  The 7,561,000 shares of common stock purchase by the Purchaser from the Selling Stockholders represent approximately 76.66% of the outstanding 9,863,000 shares of common stock of the Company and constitute a change in control of the Company. The source of funds was working capital of the Purchaser.  Mr. S. Polishetty has voting and dispositive control over the Purchaser.

There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Change of Directors

On February 11, 2019, Stephane Pilon resigned as the President, Chief Executive Officer, Chief Financial Officer, Treasurer and member of the Board of Directors of the Company and Mr. Pol Brisset resigned as the Secretary and member of the Board of Directors of the Company.  Mr. Pilon’s resignation was not due to any disagreement with the Company or its management with respect to any matter relating to the Company’s operations, policies or practices.

On February 11, 2019, Pol Brisset resigned as the Secretary and member of the Board of Directors of the Company.  Mr. Brisset’s resignation was not due to any disagreement with the Company or its management with respect to any matter relating to the Company’s operations, policies or practices.

Simultaneously with Messrs. Pilon’s and Brisset’s resignations from the Company, the Board of Directors of the Company appointed Kevin G. Malone as the President, Chief Executive Officer (Principal Executive Officer), Secretary and Treasurer (Principal Financial Officer) of the Company and as a member of the Company’s Board of Directors.

The accompanying financial statements have been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the United States on a going concern basis.

Basis of Consolidation

These consolidated financial statements include the accounts of the Company and the wholly-owned subsidiaries, Biere Brisset International Inc. and Buckeye Oil & Gas. All material intercompany balances and transactions have been eliminated.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States (“GAAP”) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company commenced its craft brewing activities in September 2014.  During the year ended May 31, 2019 and 2018, the Company has incurred net losses of $116,870 and $214,290 and accumulated deficits of $2,203,854 and $2,186,984, respectively. The Company expects losses to continue until it can achieve profitable operations from its craft beer operations.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The cash account that is held in Canadian Dollar, and foreign exchange transaction gain (loss) resulting from fluctuations in the currency exchange rate between U.S. dollar and Canadian dollar has been recorded in the statements of operations. Translation gain (loss) is reported as a component of other accumulated comprehensive income, which was nil during the year ended May 31, 2019 and 2018.

Stock-based compensation

The Company records stock based compensation in accordance with the guidance in ASC Topic 505 and 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards. This eliminates accounting for share-based compensation transactions using intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with ASC 718-10 and the conclusions reached by the ASC 505-50. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by ASC 505-50

Concentration of Credit Risk

The Company has no off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains all of its cash balances with two financial institutions in the form of demand deposits.

Loss per Share

The Company follows ASC Topic 260 to account for the earnings per share. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

Revenue Recognition

The Company recognizes revenue from its contracts with customers in accordance with ASC 606 – Revenue from Contracts with Customers. The Company recognizes revenues when satisfying the performance obligation of the associated contract that reflects the consideration expected to be received based on the terms of the contract.

Revenue related to contracts with customers is evaluated utilizing the following steps: (i) Identify the contract, or contracts, with a customer; (ii) Identify the performance obligations in the contract; (iii) Determine the transaction price; (iv) Allocate the transaction price to the performance obligations in the contract; (v) Recognize revenue when the Company satisfies a performance obligation.

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

During the year ended May 31, 2019 and 2018, the Company recognized revenue of $0 and $1,836, respectively.

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

Fair Value of Financial Instruments

The Company measures fair value in accordance with ASC 820 - Fair Value Measurements. ASC 820 defines fair value and establishes a three-level valuation hierarchy for disclosures of fair value measurements. ASC 820 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by ASC 820 are:

Level 1 - Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2 - Inputs (other than quoted market prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

Level 3 - Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model. Valuation of instruments includes unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

As defined by ASC 820, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of May 31, 2019 or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, receivables from related parties, prepaid expenses and other, accounts payable, accrued liabilities, and related party and third party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable to related parties approximates the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements at May 31, 2019 and 2018.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of May 31, 2019:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Financial Instruments	$-	$-	$111,255	$111,255

As of May 31, 2019, the Company’s stock price was $0.15, risk-free discount rate of 2.31% and volatility of 0.01%

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of May 31, 2018:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Financial Instruments	$-	$-	$61,618	$61,618

As of May 31, 2018, the Company’s stock price was $0.15, risk-free discount rate of 2.03% and volatility of 0.1%

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Amount
Balance May 31, 2017	$-
Debt discount originated from derivative liabilities	61,000
Change in fair market value of derivative liabilities	618
Balance May 31, 2018	$61,618
Debt discount originated from derivative liabilities	49,000
Change in fair market value of derivative liabilities	637
Balance May 31, 2019	$111,255

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt—Debt with “Conversion and Other Options” and ASC subtopic 815-40 “Hedging—Contracts in Entity’s Own Equity”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and, (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of this standard on its consolidated financial statements.

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. This guidance will be effective for entities for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 on a prospective basis, with early adoption permitted. We will do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The ASU modifies the disclosure requirements in Topic 820, Fair Value Measurement, by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty and adding new disclosure requirements, such as disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and disclosing the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This ASU is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2019. The Company is currently evaluating the effect, if any, that the ASU will have on its consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718), Improvements to Nonemployee Share-based Payments (“ASU 2018-07”). This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The effective date for the standard is for interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted, but no earlier than the Company’s adoption date of Topic 606. Under the new guidance, the measurement of nonemployee equity awards is fixed on the grant date. The new guidance is required to be applied retrospectively with the cumulative effect recognized at the date of initial application. The Company is currently evaluating the effect ASU 2018-07 will have on the consolidated financial statements.

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 4 –PROMISSORY NOTES

Promissory notes payable at May 31, 2019 and May 31, 2018 consists of the following:

	May 31, 2019	May 31, 2018
Dated March 31, 2018	$6,500	$6,500
Total promissory notes payable, gross	6,500	6,500
Less: current portion	-	-
Long-term promissory note payable	$6,500	$6,500

On March 31, 2018, the Company issued a promissory note for proceeds of $6,500. The note matures on September 23, 2018 and accrues interest at 1.5% per quarter.

During the year ended May 31, 2019 and 2018, the Company recorded interest expense of $395 and $65, respectively. As of May 31, 2019 and May 31, 2018, the accrued interest payable was $460 and 65, respectively.

NOTE 5 – CONVERTIBLE NOTES

Convertible notes payable at May 31, 2019 and May 31, 2018 consists of the following:

	May 31, 2019	May 31, 2018
Dated June 6, 2017	$11,000	$11,000
Dated August 4, 2017	7,500	7,500
Dated October 6, 2017	15,000	15,000
Dated March 23, 2018	20,000	20,000
Dated July 31, 2018	20,000	-
Dated December 31, 2018	9,000	-
Dated February 15, 2019	20,000	-
Total convertible notes payable, gross	102,500	53,500
Less: Unamortized debt discount	(11,649)	(12,849)
Total convertible notes	$90,851	$40,651

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

On March 23, 2018, the Company issued a convertible promissory note for proceeds of $20,000. The note matures on September 23, 2018 and accrues interest at 8% per annum. The note is convertible in common stock at 50% discount to the lowest average 20-day trading price. The note has not yet been paid, the default interest rate is 15% per annum and is currently in default.

On July 13, 2018, the Company issued a convertible promissory note for proceeds of $9,000. The note matures on January 31, 2019 and accrues interest at 8% per annum. The note is convertible in common stock at 50% discount to the lowest average 20-day trading price. The note has not yet been paid, the default interest rate is 15% per annum and is currently in default.

On December 31, 2018, the Company issued a convertible promissory note for proceeds of $20,000. The note matures on June 30, 2019 and accrues interest at 8% per annum. The note is convertible in common stock at 50% discount to the lowest average 20-day trading price.

On December 31, 2018, the Company issued a convertible promissory note for proceeds of $20,000. The note matures on August 14, 2019 and accrues interest at 8% per annum. The note is convertible in common stock at 50% discount to the lowest average 20-day trading price.

During the year ended May 31, 2019 and 2018, the Company recorded amortization of the note discount from beneficial conversion feature as interest expense of $50,200 and $43,883, respectively.

During the year ended May 31, 2019 and 2018, the Company recorded interest expense of $10,750 and $3,257, respectively. As of May 31, 2019 and May 31, 2018, the accrued interest payable was $13,355 and $3,257, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

Promissory notes

On March 31, 2018, the Company issued a promissory note for proceeds of $2,500. The note matures on September 23, 2018 and accrues interest at 1.5% per quarter.

On March 31, 2018, the Company issued a promissory note for proceeds of $7,338. The note matures on September 23, 2018 and accrues interest at 1.5% per quarter.

During the year ended May 31, 2019 and 2018, the Company recorded interest expense of $375 and 98, respectively. As of May 31, 2019 and May 31, 2018, the accrued interest payable was $472 and $98, respectively.

Convertible notes

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

During the year ended May 31, 2019 and 2018, the Company recorded amortization of the note discount from beneficial conversion feature as interest expense of $0 and $3,232, respectively.

During the year ended May 31, 2019 and 2018, the Company recorded interest expense of $495 and 1,043, respectively. As of May 31, 2019 and May 31, 2018, the accrued interest payable was $2,319 and $1,178, respectively.

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock

The Company’s authorized common stock consists of 500,000,000 shares with par value of $0.0001. As of May 31, 2019 and May 31, 2018, the issued and outstanding shares of common stock was 9,863,000.

Warrants

The following is a summary of warrants activity during the year ended May 31, 2019.

	Number of Shares	Weighted Average Exercise Price
Balance, May 31, 2018	12,317,500	0.13

Warrants granted and assumed	—	—
Warrants expired	(3,000,000)	—
Warrants canceled	—	—
Warrants exercised	—	—

Balance, May 31, 2019	9,317,500	0.15

NOTE 8 – INCOME TAXES

The Company provides for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of May 31, 2019 and May 31, 2018, are as follows:

	May 31,	May 31,
	2019	2018
Net operating loss carryforward	$(2,035,798)	$(1,918,310)
Statutory tax rate	21%	21%
Deferred tax asset	(427,218)	(402,845)
Less: Valuation allowance	427,218	402,845
Net deferred asset	$-	$-

As of May 31, 2019 and 2018, the Company had approximately $2.04 and $1.9 million in net operating losses (“NOLs”), respectively that may be available to offset future taxable income, which begin to expire between 2035 and 2038. NOLs generated in tax years prior to May 31, 2019 can be carryforward for twenty years, whereas NOLs generated after May 31, 2019 can be carryforward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2016 through 2019 are subject to review by the tax authorities.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to May 31, 2018 to the date these financial statements were issued and has determined that it has the following material subsequent event to disclose in these financial statements.

Convertible Notes and Promissory Notes

On September 2, 2021, the Company issued a convertible promissory note for proceeds of $25,000. The note matures on December 2, 2021 and accrues interest at 8% per annum. The note is convertible in common stock at $0.01 per share. The note has not yet been paid and has the default interest rate of 15% per annum.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company's management, including its chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of May 31, 2019, the date of the Company's most recently completed fiscal year end. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective, as of May 31, 2019, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

As of May 31, 2019, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework of 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation under this framework, our management concluded that as of May 31, 2019, our internal control over financial reporting was not effective because of the following material weaknesses:

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

A “material weakness” is a deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) auditing standard 5) or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that a material weakness exists due to the items stated above, resulting from the Company's limited resources and personnel.

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

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter ended May 31, 2019, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

Name	Position Held with the Company	Age	Date First Appointed
Kevin Malone (3)	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer, and Director		February 11, 2019
Stephane Pilon(1)	Former President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer, and Director	40	October 21, 2013
Pol Brisset(2)	Former Secretary and Director	41	June 2, 2011

(1)           On February 11, 2019, Stephane Pilon resigned as the President, Chief Executive Officer, Chief Financial Officer, Treasurer and member of the Board of Directors of the Company and Mr. Pol Brisset resigned as the Secretary and member of the Board of Directors of the Company.  Mr. Pilon’s resignation was not due to any disagreement with the Company or its management with respect to any matter relating to the Company’s operations, policies or practices.

(2)           On February 11, 2019, Pol Brisset resigned as the Secretary and member of the Board of Directors of the Company.  Mr. Brisset’s resignation was not due to any disagreement with the Company or its management with respect to any matter relating to the Company’s operations, policies, or practices.

(3)           Simultaneously with Messrs. Pilon’s and Brisset’s resignations from the Company, the Board of Directors of the Company appointed Kevin G. Malone as the President, Chief Executive Officer (Principal Executive Officer), Secretary and Treasurer (Principal Financial Officer) of the Company and as a member of the Company’s Board of Directors.

MR. KEVIN MALONE BIO

Mr. Malone, 53 years old, has been serving as the Chief Executive Officer and President of Supernova Energy, Inc. (OTC Pink Sheets: SPRN), an oil and gas exploration development stage company, since March 2014. From February 2013 to June 15, 2017, Mr. Malone served as a member of the board of directors of Cruzani, Inc. (OTC Pink Sheets: CZNI) then known as US Highland Inc. (OTC Pink Sheets: UHLN), and from January 8, 2016 to June 15, 2017, as the President of U.S. Highland, Inc. Prior to joining US Highland, Inc. in February 2013, Mr. Malone worked in the financial service industry since 1985. From March 2009 through October 2012, Mr. Malone served as head trader for R.F. Lafferty & Company, Inc. From January 2006 until March 2009, Mr. Malone worked in the same capacity at Westminster Securities Corporation. From December 2002 through January 2006, Mr. Malone worked for Aegis Capital Corporation.

Our directors are elected for a term of one year and serve until such director's successor is duly elected and qualified. Each executive officer serves at the pleasure of the Board.

Audit Committee and Financial Expert; Committees

The Company does not have an audit committee. We are not a “listed company” under SEC rules and are therefore not required to have an audit committee comprised of independent directors.

The Company has no nominating or compensation committees at this time. The entire Board participates in the nomination and audit oversight processes and considers executive and director compensation. Given the size of the Company and its stage of development, the entire Board is involved in such decision-making processes. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executive officers or directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. During the fiscal year ended May 31, 2019, our officers, directors and persons who own more than ten percent of a registered class of our equity securities complied with all applicable Section 16(a) filing requirements.

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

Item 11. Executive Compensation

The table below sets forth information concerning compensation paid, earned, or accrued by our chief executive officers (each a “Named Executive Officer”) for the last two fiscal years. No executive officer earned compensation in excess of $100,000 during fiscal 2019 or 2018.

SUMMARY COMPENSATION TABLE(1)

Name and Principal Position	Fiscal Year	Salary ($)	All Other Compensation ($)(2)	Total ($)
Kevin Malone(6) President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director	2019	-	-	-
	2018	-	-	-
	2017	-	-	-
Stephane Pilon(4) Former President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	2019	NIL	-	-
	2018		-	-
	2017	45,579(3)	-	-
Pol Brisset(5) Former Secretary and Director	2019	-	-	-
	2018	-	-	-
	2017	-	-	-

___________

1.            We have omitted certain columns in the summary compensation table pursuant to Item 402(a)(5) of Regulation S-K as no compensation was awarded to, earned by, or paid to any of the executive officers or directors required to be reported in that table or column in any fiscal year covered by that table.

2.            The “All Other Compensation” column is used to disclose the aggregate amount of all compensation that the Company could not properly report in any other column of the Summary Compensation Table (with a limited exceptions).

3.             Represents accrued salary.

4.             On February 11, 2019, Stephane Pilon resigned as the President, Chief Executive Officer, Chief Financial Officer, Treasurer and member of the Board of Directors of the Company and Mr. Pol Brisset resigned as the Secretary and member of the Board of Directors of the Company.  Mr. Pilon’s resignation was not due to any disagreement with the Company or its management with respect to any matter relating to the Company’s operations, policies or practices.

5.             On February 11, 2019, Pol Brisset resigned as the Secretary and member of the Board of Directors of the Company.  Mr. Brisset’s resignation was not due to any disagreement with the Company or its management with respect to any matter relating to the Company’s operations, policies, or practices.

6.             Simultaneously with Messrs. Pilon’s and Brisset’s resignations from the Company, the Board of Directors of the Company appointed Kevin G. Malone as the President, Chief Executive Officer (Principal Executive Officer), Secretary and Treasurer (Principal Financial Officer) of the Company and as a member of the Company’s Board of Directors.

Outstanding Equity Awards

None.

Compensation of Directors

No compensation has been paid to any of our directors in consideration for services rendered in their capacities as directors during fiscal year 2019.

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

The percentages below are calculated based on 9,863,000 shares of common stock which are issued and outstanding as of the date of this Annual Report.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage
Directors and Officers:
Kevin Malone President, Chief Executive, Chief Financial Officer, Treasurer, Secretary, and Director (Principal Executive, Financial, and Accounting Officer)	6,750,000	68.43%

All officers and directors as a group (1 persons)	6,750,000	68.43%

5% Stockholders:

None

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

None of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its common stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past two fiscal years, or in any proposed transaction, which has materially affected or will affect the Company.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

●	Disclosing such transactions in reports where required;
●	Disclosing in any and all filings with the SEC, where required;
●	Obtaining disinterested directors’ consent; and,
●	Obtaining shareholder consent where required.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCBB on which shares of the Company’s Common Stock are quoted does not have any director independence requirements. The NASDAQ definition of “Independent Director” means a person other than an Executive Officer or employee or any other individual having a relationship, which, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, we have no independent directors.

Item 14.  Principal Accounting Fees and Services

Fees billed to the Company by its independent registered public accounting firm Gries & Associates, LLC, Certified Public Accountants, 501 S. Cherry Street Ste 1100 Denver, Colorado 80246, for the fiscal years ending May 31, 2019, and 2018 are set forth below:

Fiscal year ended May 31,
	2019	2018
Audit Fees	$-	$-
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Item 15. Exhibits

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation, as amended (1)

3.2	Bylaws(2)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)(3)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)(3)

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

 ____________

(1)	Previously filed as an Appendix to the Company's Information Statement on Schedule 14C filed with the SEC on June 24, 2014.
(2)	Previously filed as Exhibit 4.1 to Registration Statement, filed with the Securities and Exchange Commission on July 1, 2010, file no. 333-167917
(3)	Filed Herewith

*    Filed Herewith. Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brisset Beer International, Inc.

Date: May 26, 2022	By:	/s/ Kevin Malone
	Name:	Kevin Malone
	Title:	Chief (Principal) Executive Officer, Chief Financial Officer (Principal Accounting Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Brisset Beer International, Inc.

Date: May 26, 2022	By:	/s/ Kevin Malone
	Name:	Kevin Malone
	Title:	Chief (Principal) Executive Officer, Chief Financial Officer (Principal Accounting Officer) and Director

