Form 10-K
period 2020-05-31
Brisset Beer International, Inc.
filed 2022-06-21
CIK 1495648

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934

For the fiscal year ended May 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐      No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Yes ☒      No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $0 based on the closing price of the common stock on November 30, 2018.

As of June 10, 2022, there were 9,863,000 shares of common stock outstanding.

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

On December 2, 2014 Biere Brisset International Inc., a Canadian corporation wholly-owned subsidiary by Company (“BBII”), entered into a five-year Manufacturing and Distribution Agreement (the “Distribution Agreement”) with 90127-2021 Quebec Inc., a Quebec company doing business as Breuvages Blue Spike (“Blue Spike”) pursuant to which Blue Spike has the exclusive right to manufacture, distribute and sell BBII’s Broken 7 beer in certain designated networks in the following Canadian provinces and U.S. states: Newfoundland, Prince-Edward Island, New Brunswick, Nova Scotia, Quebec, Ontario, Maine, New Hampshire, Vermont, New York, Massachusetts, Connecticut, Rhode Island, New Jersey, Pennsylvania, Ohio, Michigan, Illinois, Indiana, Kentucky, West Virginia, Virginia, Washington DC, Delaware, Maryland. The Company granted Blue Spike a right of first refusal to act as exclusive agent for the distribution and sale of its products in other new territories.

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

Security Holders

As of May 1, 2022, there were approximately 46 holders of record of the Company’s common stock.

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

Results of Operations for the Years Ended May 31, 2020 and 2019

Revenues

There were no revenues during the years ended May 31, 2020 and 2019.

Operating Expenses

Operating expenses decreased to $50,708 for the year ended May 31, 2020 from $171,575 for the same period ended May 31, 2019.

Our operating expenses for the year ended May 31, 2020 consisted of selling, general and administrative expenses of $33 and professional fees of $50,675. In comparison, our operating expenses for the year ended May 31, 2019 consisted mainly of selling, general and administrative expenses of $778, professional fees of $124,331, and management and director fees of $46,466.

Other Expenses

We had other expenses of $23,505 for the year ended May 31, 2020, as compared with other income of $54,705 for the year ended May 31, 2019.

Our other expenses for the year ended May 31, 2020 consisted primarily of interest expense, offset by a gain on derivative liability and foreign exchange translation. Our other income for the year ended May 31, 2019 consisted of interest expense, offset by a gain on foreign exchange translation, and gain on forgiveness of debt.

Net Loss

We recorded a net loss of $74,213 for the year ended May 31, 2020, as compared with a net loss of $116,870 for the year ended May 31, 2019.

Liquidity and Capital Resources

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $2,378,067 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to generate the necessary funds through licensing of its core products or the ability to raise additional capital through the future issuances of common stock or debt is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These factors, among others, raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

As of May 31, 2020, we had total current assets of $0. Our total current liabilities as of May 31, 2020 were $459,305. We had a working capital deficit of $459,305 as of May 31, 2020, compared with a working capital deficit of $385,092 as of May 31, 2019.

Operating activities used $35 in cash for the year ended May 31, 2020, as compared with $54,829 used for the year ended May 31, 2019. Our negative operating cash flow for May 31, 2020 and 2019 was largely the result of our net loss for the years.

Cash flows used by financing activities during the year ended May 31, 2020 provided $0, as compared with cash provided of $39,162 for the year ended May 31, 2019. Our positive financing cash flow for the years ended May 31, 2029 was largely a result of proceeds from convertible note payable.

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

Item 8. Financial Statements

Gries & Associates, LLC Certified Public Accountants 501 S. Cherry Street Suite 1100 Denver, Colorado 80246

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Brisset Beer International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Brisset Beer International, Inc. (the “Company”) as of May 31, 2020 and 2019, and the related consolidated statements of operations, statements of stockholders’ deficit, and cash flows for each of the two years then ended, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company has  incurred losses since inception of $2,378,067. These factors create an uncertainty as to the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

June 17, 2022

blaze@griesandassociates.com

501 S. Cherry Street, Suite 1100, Denver, Colorado 80246

(O)720-464-2875 (M)773-255-5631 (F)720-222-5846

BRISSET BEER INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	May 31, 2020	May 31, 2019
ASSETS
Current assets
Cash	$-	$35
Total current assets	-	35

Total assets	$-	$35

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	199,247	152,875
Accrued interest payable	29,556	13,355
Accrued interest payable - related party	3,935	2,791
Derivative liability	110,067	111,255
Note payable	6,500	6,500
Convertible note - related party	7,500	7,500
Convertible notes, net of note discount $0 and $11,649 debt discount, respectively	102,500	90,851
Total current liabilities	459,305	385,127

Total liabilities	459,305	385,127

Stockholders' deficit

Common stock, $0.001 par value, 1,000,000,000 shares authorized, 9,863,000 and 9,863,000 shares issued and outstanding as of May 31, 2020 and 2019, respectively	986	986
Additional paid in capital	1,917,776	1,917,776
Accumulated deficit	(2,378,067)	(2,303,854)
Total stockholders' deficit	(459,305)	(385,092)

Total liabilities and stockholders' deficit	$-	$35

See accompanying notes to the consolidated financial statements

BRISSET BEER INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	May 31, 2020	May 31, 2019

Revenue	$-	$-

Operating expenses
General and administration	33	778
Professional fees	50,675	124,331
Management and Director's Fees	-	46,466
Total operating expenses	50,708	171,575

Loss from operations	(50,708)	(171,575)

Other income (expenses)
Interest expense	(28,377)	(61,820)
Gain/Loss on change of derivative liability	1,188	(636)
Foreign exchange transaction gain	3,684	1,988
Gain on debt forgiveness	-	115,173
Total income (expenses)	(23,505)	54,705

Net loss before tax provision	(74,213)	(116,870)
Tax provision	-	-
Net loss	$(74,213)	$(116,870)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	9,863,000	9,863,000

See accompanying notes to the consolidated financial statements

BRISSET BEER INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance, May 31, 2018	9,863,000	986	1,917,776	(2,186,984)	(268,222)
Net loss	-	-	-	(116,870)	(116,870)
Balance, May 31, 2019	9,863,000	986	1,917,776	(2,303,854)	(385,092)
Net loss	-	-	-	(74,213)	(74,213)
Balance, May 31, 2020	9,863,000	986	1,917,776	(2,378,067)	(459,305)

See accompanying notes to the consolidated financial statements

BRISSET BEER INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	May 31, 2020	May 31, 2019
Cash Flows from Operating Activities
Net loss	$(74,213)	$(116,870)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain/Loss on change in derivative liability	(1,188)	637
Amortization of debt discount	11,649	50,200
Changes in assets and liabilities
Accounts payable	46,372	72,079
Accrued interest payable	20,136	11,584
Accrued interest payable - related party	(2,791)	(72,459)
Net cash used in operating activities	(35)	(54,829)

Cash Flows from Investing Activities:
Net cash used in investing activities	-	-

Cash Flows from Financing Activities:

Proceeds from convertible notes payable	-	49,000
Repayments from notes payable	-	(9,838)
Net cash provided by financing activities	-	39,162

Net increase in cash	(35)	(15,667)

Cash, beginning of period	35	15,702

Cash, end of period	$-	$35

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to the consolidated financial statements

BRISSET BEER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2020

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States (“GAAP”) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company commenced its craft brewing activities in September 2014. During the years ended May 31, 2020, the Company incurred net losses of $74,213 and accumulated deficits of $2,378,067, respectively. The Company expects losses to continue until it can achieve profitable operations from its craft beer operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s ability to continue as a going concern is dependent on its ability to brew, distribute, and market our craft beer and ultimately achieve profitable operations and to generate sufficient cash flow from financing and operations to meet its obligations as they become payable. Management may seek additional capital through a private placement and public offering of its common stock. Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.

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

As defined by ASC 820, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of May 31, 2020 or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, receivables from related parties, prepaid expenses and other, accounts payable, accrued liabilities, and related party and third party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable to related parties approximates the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements at May 31, 2020 and 2019.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of May 31, 2020:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Financial Instruments	$-	$-	$110,067	$110,067

As of May 31, 2020, the Company’s stock price was $0.15, risk-free discount rate of 0.01% and volatility of 0.1%

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of May 31, 2019:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Financial Instruments	$-	$-	$111,255	$111,255

As of May 31, 2019, the Company’s stock price was $0.15, risk-free discount rate of 2.31% and volatility of 0.01%

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Amount
Balance May 31, 2019	$111,255
Change in fair market value of derivative liabilities	(1,188)
Balance May 31, 2020	$110,067

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

NOTE 4 –PROMISSORY NOTES

Promissory notes payable at May 31, 2020 and May 31, 2019 consists of the following:

	May 31, 2020	May 31, 2019
Dated March 31, 2018	$6,500	$6,500
Total promissory notes payable, gross	6,500	6,500
Less: current portion	-	-
Long-term promissory note payable	$6,500	$6,500

On March 31, 2018, the Company issued a promissory note for proceeds of $6,500. The note matures on September 23, 2018 and accrues interest at 1.5% per quarter.

During the year ended May 31, 2020 and 2019, the Company recorded interest expense of $395 and $395, respectively.

NOTE 5 – CONVERTIBLE NOTES

Convertible notes payable at May 31, 2020 and 2019 consists of the following:

	May 31, 2020	May 31, 2019
Dated June 6, 2017, in default	$11,000	$11,000
Dated August 4, 2017, in default	7,500	7,500
Dated October 6, 2017, in default	15,000	15,000
Dated March 23, 2018, in default	20,000	20,000
Dated July 31, 2018, in default	20,000	20,000
Dated December 31, 2018, in default	9,000	9,000
Dated February 15, 2019, in default	20,000	20,000
Total convertible notes payable, gross	102,500	102,500
Less: Unamortized debt discount	-	(11,649)
Total convertible notes	$102,500	$90,851

On June 6, 2017, the Company issued a convertible promissory note for proceeds of $11,000. The note matures on December 6, 2017 and accrues interest at 8% per annum. The note is convertible in common stock at 50% discount to the lowest average 20-day trading price. At the Company’s election, the convertible promissory note can also be settled by cash payment. The note has not yet been paid, the default interest rate is 15% per annum and is currently in default.

On August 4, 2017, the Company issued a convertible promissory note for proceeds of $7,500. The note matures on February 4, 2018 and accrues interest at 8% per annum. The note is convertible in common stock at 50% discount to the lowest average 20-day trading price. At the Company’s election, the convertible promissory note can also be settled by cash payment. The note has not yet been paid, the default interest rate is 15% per annum and is currently in default.

On October 6, 2017, the Company issued a convertible promissory note for proceeds of $15,000. The note matures on April 6, 2018 and accrues interest at 8% per annum. The note is convertible in common stock at 50% discount to the lowest average 20-day trading price. At the Company’s election, the convertible promissory note can also be settled by cash payment. The note has not yet been paid, the default interest rate is 15% per annum and is currently in default.

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

During the year ended May 31, 2020 and 2019, the Company recorded interest expense including amortization of debt discount of $28,376 and $60,950, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

Convertible notes

On February 17, 2017, the Company issued a convertible note for $7,500 proceeds. The Company recorded a debt discount related to the beneficial conversion feature of the note for $7,500. The note is convertible in common stock at 50% discount to the lowest average 20-day trading price and was due on August 17, 2017. At the Company’s election, the convertible promissory note can also be settled by cash payment. The note has not yet been paid and is currently in default.

During the year ended May 31, 2020 and 2019, the Company recorded interest expense of $1,144 and $1,144, respectively.

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock

The Company’s authorized common stock consists of 500,000,000 shares with par value of $0.0001. As of May 31, 2020 and May 31, 2020, the issued and outstanding shares of common stock was 9,863,000.

Warrants

The following is a summary of warrants activity during the year ended May 31, 2020.

	Number of Shares	Weighted Average Exercise Price
Balance, May 31, 2019	9,317,500	0.15

Warrants expired	(1,485,000)	0.21

Balance, May 31, 2020	7,832,500	0.14

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of May 31, 2020 and May 31, 2019, are as follows:

	May 31,	May 31,
	2020	2019
Net operating loss carryforward	$(2,378,067)	$(2,035,798)
Statutory tax rate	21%	21%
Deferred tax asset	(499,394)	(427,218)
Less: Valuation allowance	499,394	427,218
Net deferred asset	$-	$-

As of May 31, 2020 and 2019, the Company had approximately $$2.38 and $2.04 million in net operating losses (“NOLs”), respectively that may be available to offset future taxable income, which begin to expire between 2036 and 2038. NOLs generated in tax years prior to May 31, 2019 can be carryforward for twenty years, whereas NOLs generated after May 31, 2019 can be carryforward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2018 through 2020 are subject to review by the tax authorities.

NOTE 9 – SUBSEQUENT EVENTS

On September 2, 2021, the Company issued a convertible promissory note for proceeds of $25,000. The note matures on December 2, 2021 and accrues interest at 8% per annum. The note is convertible in common stock at $0.01 per share. The note has not yet been paid and has the default interest rate of 15% per annum.

On November 12, 2021, the holders forgave the balances of certain convertibles notes issued on May 6, 2017, August 4, 2017, and October 6, 2017 amounting to $33,500.

On November 12, 2021, the holders of certain convertibles notes issued on July ,13, 2018, March 23, 2018, December 31,2018 and February 15, 2019 assigned their balances to a new note holder. On the same date the new noteholder issued new notes in replacement of the assigned notes. Under the new notes the conversion feature was removed, the balances carry no interest and are due upon 10 days written notice.

Subsequent to year end, the Company issued various convertible notes amounting to $52,500 for general operating purposes. The notes carry a 10% interest rate and are due upon 10 days written notice.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including its chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of May 31, 2020, the date of the Company’s most recently completed fiscal year end. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective, as of May 31, 2020, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, internal control over financial reporting is a process designed by, or under the supervision of, a company’s principal executive and principal financial officer, and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

As of May 31, 2020, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework of 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation under this framework, our management concluded that as of May 31, 2020, our internal control over financial reporting was not effective because of the following material weaknesses:

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

●

The Company’s Board of Directors has two directors and does not have an audit committee or an independent audit committee financial expert. While not being legally obligated to have an audit committee or independent audit committee financial expert, it is the management’s view that to have an audit committee, comprised of independent board members, and an independent audit committee financial expert is an important entity-level control over the Company’s financial statements.

A “material weakness” is a deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) auditing standard 5) or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that a material weakness exists due to the items stated above, resulting from the Company’s limited resources and personnel.

Management’s Remediation Initiatives

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter ended May 31, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

Name	Position Held with the Company	Age	Date First Appointed
Kevin Malone (3)	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer, and Director	57	February 11, 2019
Stephane Pilon(1)	Former President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer, and Director	40	October 21, 2013
Pol Brisset(2)	Former Secretary and Director	41	June 2, 2011

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

MR. KEVIN MALONE BIO

Mr. Malone, 57 years old, has been serving as the Chief Executive Officer and President of Supernova Energy, Inc. (OTC Pink Sheets: SPRN), an oil and gas exploration development stage company, since March 2014. From February 2013 to June 15, 2017, Mr. Malone served as a member of the board of directors of Cruzani, Inc. (OTC Pink Sheets: CZNI) then known as US Highland Inc. (OTC Pink Sheets: UHLN), and from January 8, 2016 to June 15, 2017, as the President of U.S. Highland, Inc. Prior to joining US Highland, Inc. in February 2013, Mr. Malone worked in the financial service industry since 1985. From March 2009 through October 2012, Mr. Malone served as head trader for R.F. Lafferty & Company, Inc. From January 2006 until March 2009, Mr. Malone worked in the same capacity at Westminster Securities Corporation. From December 2002 through January 2006, Mr. Malone worked for Aegis Capital Corporation.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. During the fiscal year ended May 31, 2020, our officers, directors and persons who own more than ten percent of a registered class of our equity securities complied with all applicable Section 16(a) filing requirements.

Code of Ethics

The Company currently has not adopted a Code of Ethics applicable to its principal executive officer and principal accounting and financial officer because of its small size and limited resources and because management’s attention has been focused on matters pertaining to raising capital and the operation of the business.

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

Involvement in Certain Legal Proceedings

There are no legal proceedings that have occurred within the past ten years concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one’s participation in the securities or banking industries, or a finding of securities or commodities law violations.

Item 11. Executive Compensation

The table below sets forth information concerning compensation paid, earned, or accrued by our chief executive officers (each a “Named Executive Officer”) for the last two fiscal years. No executive officer earned compensation in excess of $100,000 during fiscal 2019 or 2018.

SUMMARY COMPENSATION TABLE(1)

Name and Principal Position	Fiscal Year	Salary ($)	All Other Compensation ($)(2)	Total ($)
Kevin Malone(5) President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director	2020	-	-	-
	2019	-	-	-
	2018	-	-	-
Stephane Pilon(3) Former President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	2020	-	-	-
	2019	-	-	-
	2018	-	-	-
Pol Brisset(4) Former Secretary and Director	2020	-	-	-
	2019	-	-	-
	2018	-	-	-

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

4. On February 11, 2019, Pol Brisset resigned as the Secretary and member of the Board of Directors of the Company. Mr. Brisset’s resignation was not due to any disagreement with the Company or its management with respect to any matter relating to the Company’s operations, policies, or practices.

5. Simultaneously with Messrs. Pilon’s and Brisset’s resignations from the Company, the Board of Directors of the Company appointed Kevin G. Malone as the President, Chief Executive Officer (Principal Executive Officer), Secretary and Treasurer (Principal Financial Officer) of the Company and as a member of the Company’s Board of Directors.

Outstanding Equity Awards

None.

Compensation of Directors

No compensation has been paid to any of our directors in consideration for services rendered in their capacities as directors during fiscal year 2020.

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

5% Stockholders:

None

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Convertible notes

On February 17, 2017, the Company issued a convertible note for $7,500 proceeds. The Company recorded a debt discount related to the beneficial conversion feature of the note for $7,500. The note is convertible in common stock at 50% discount to the lowest average 20-day trading price and was due on August 17, 2017. At the Company’s election, the convertible promissory note can also be settled by cash payment. The note has not yet been paid and is currently in default.

During the year ended May 31, 2020 and 2019, the Company recorded interest expense of $1,144 and $1,144, respectively.

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

Item 14. Principal Accounting Fees and Services

Fees billed to the Company by its independent registered public accounting firm Gries & Associates, LLC, Certified Public Accountants, 501 S. Cherry Street Ste 1100 Denver, Colorado 80246, for the fiscal years ending May 31, 2020, and 2019 are set forth below:

	Fiscal year ended May 31,
	2020	2019
Audit Fees	$5,000	$5,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Item 15. Exhibits

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation, as amended (1)

3.2	Bylaws(2)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)(3)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)(3)

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

 ____________

(1)	Previously filed as an Appendix to the Company’s Information Statement on Schedule 14C filed with the SEC on June 24, 2014.
(2)	Previously filed as Exhibit 4.1 to Registration Statement, filed with the Securities and Exchange Commission on July 1, 2010, file no. 333-167917
(3)	Filed Herewith

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

Brisset Beer International, Inc.

Date: June 17, 2022	By:	/s/ Kevin Malone
	Name:	Kevin Malone
	Title:	Chief (Principal) Executive Officer, Chief Financial Officer (Principal Accounting Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Brisset Beer International, Inc.

Date: June 17, 2022	By:	/s/ Kevin Malone
	Name:	Kevin Malone
	Title:	Chief (Principal) Executive Officer, Chief Financial Officer (Principal Accounting Officer) and Director

