Form 10-K
period 2021-05-31
Brisset Beer International, Inc.
filed 2022-06-21
CIK 1495648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2021

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

Results of Operations for the Years Ended May 31, 2021 and 2020

Revenues

There were no revenues during the years ended May 31, 2021 and 2020.

Operating Expenses

Operating expenses decreased to $0 for the year ended May 31, 2021 from $50,708 for the same period ended May 31, 2020.

There were no operating expenses for the year ended May 31, 2021. In comparison, our operating expenses for the year ended May 31, 2020 consisted mainly of selling, general and administrative expenses of $33 and professional fees of $50,675.

Other Expenses

We had other expenses of $15,779 for the year ended May 31, 2021, as compared with other expense of $23,505 for the year ended May 31, 2020.

Our other expenses for the year ended May 31, 2021 and 2020 consisted primarily of interest expense, offset by a gain on derivative liability and foreign exchange translation.

Net Loss

We recorded a net loss of $15,779 for the year ended May 31, 2021, as compared with a net loss of $74,213 for the year ended May 31, 2020.

Liquidity and Capital Resources

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $2,393,846 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to generate the necessary funds through licensing of its core products or the ability to raise additional capital through the future issuances of common stock or debt is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These factors, among others, raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

As of May 31, 2021, we had total current assets of $0. Our total current liabilities as of May 31, 2021 were $475,084. We had a working capital deficit of $475,084 as of May 31, 2020, compared with a working capital deficit of $459,305 as of May 31, 2020.

Operating activities used $0 in cash for the year ended May 31, 2021, as compared with $35 used for the year ended May 31, 2020.

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

Item 8. Financial Statements

Gries & Associates, LLC Certified Public Accountants 501 S. Cherry Street Suite 1100 Denver, Colorado 80246

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Brisset Beer International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Brisset Beer International, Inc. (the “Company”) as of May 31, 2021 and 2020, and the related consolidated statements of operations, statements of stockholders’ deficit, and cash flows for each of the two years then ended, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company has  incurred losses since inception of $2,393,846. These factors create an uncertainty as to the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Emphasis of Matters-Risks and Uncertainties

The Company is not able to predict the ultimate impact that COVID -19 will have on its business. However, if the current economic conditions continue, the pandemic could have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company plans to operate.

/s/ Gries & Associates, LLC

We have served as the Company’s auditor since 2022.

Denver, CO

June 17, 2022

blaze@griesandassociates.com 501 S. Cherry Street, Suite 1100, Denver, Colorado 80246 (O)720-464-2875 (M)773-255-5631 (F)720-222-5846

BRISSET BEER INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	May 31, 2021	May 31, 2020
ASSETS
Current assets
Cash	$-	$-
Total current assets	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	198,453	199,247
Accrued interest payable	45,055	29,556
Accrued interest payable - related party	5,075	3,935
Derivative liability	110,001	110,067
Note payable	6,500	6,500
Convertible note - related party	7,500	7,500
Convertible notes, net of note discount $11,649 and $12,849 debt discount, respectively	102,500	102,500
Total current liabilities	475,084	459,305

Total liabilities	475,084	459,305

Stockholders' deficit
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 9,863,000 and 9,863,000 shares issued and outstanding as of May 31, 2021 and 2020, respectively	986	986
Additional paid in capital	1,917,776	1,917,776
Accumulated deficit	(2,393,846)	(2,378,067)
Total stockholders' deficit	(475,084)	(459,305)

Total liabilities and stockholders' deficit	$-	$-

See accompanying notes to the consolidated financial statements

BRISSET BEER INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	May 31, 2021	May 31, 2020

Revenue	$-	$-

Operating expenses
General and administration	-	33
Professional fees	-	50,675
Total operating expenses	-	50,708

Loss from operations	-	(50,708)

Other income (expenses)
Interest expense	(17,034)	(28,377)
Gain/Loss on change of derivative liability	66	1,188
Foreign exchange transaction gain	1,189	3,684
Gain on debt forgiveness	-	-
Total income (expenses)	(15,779)	(23,505)

Net loss before tax provision	(15,779)	(74,213)
Tax provision	-	-
Net loss	$(15,779)	$(74,213)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	9,863,000	9,863,000

See accompanying notes to the consolidated financial statements

BRISSET BEER INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance, May 31, 2019	9,863,000	986	1,917,776	(2,303,854)	(385,092)
Net loss	-	-	-	(74,213)	(74,213)
Balance, May 31, 2020	9,863,000	986	1,917,776	(2,378,067)	(459,305)
Net loss	-	-	-	(15,779)	(15,779)
Balance, May 31, 2021	9,863,000	986	1,917,776	(2,393,846)	(475,084)

See accompanying notes to the consolidated financial statements

BRISSET BEER INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	May 31, 2021	May 31, 2020
Cash Flows from Operating Activities
Net loss	$(15,779)	$(74,213)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain/Loss on change in derivative liability	(66)	(1,188)
Amortization of debt discount	-	11,649
Changes in assets and liabilities
Accounts payable	(794)	46,372
Accrued interest payable	16,639	20,136
Accrued interest payable - related party	-	(2,791)
Net cash used in operating activities	-	(35)

Cash Flows from Investing Activities:
Net cash used in investing activities	-	-

Cash Flows from Financing Activities:
Net cash provided by financing activities	-	-

Net increase in cash	-	(35)

Cash, beginning of period	-	35

Cash, end of period	$-	$-

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to the consolidated financial statements

BRISSET BEER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2021

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States (“GAAP”) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company commenced its craft brewing activities in September 2014.  During the year ended May 31, 2021, the Company incurred net losses of $15,779 and accumulated deficits of $2,393,846. The Company expects losses to continue until it can achieve profitable operations from its craft beer operations.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The cash account that is held in Canadian Dollar, and foreign exchange transaction gain (loss) resulting from fluctuations in the currency exchange rate between U.S. dollar and Canadian dollar has been recorded in the statements of operations. Translation gain (loss) is reported as a component of other accumulated comprehensive income, which was nil during the year ended May 31, 2021.

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

As defined by ASC 820, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of May 31, 2021 or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, receivables from related parties, prepaid expenses and other, accounts payable, accrued liabilities, and related party and third party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable to related parties approximates the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements at May 31, 2021 and 2020.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of May 31, 2021:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Financial Instruments	$-	$-	$110,001	$110,001

As of May 31, 2021, the Company’s stock price was $0.15, risk-free discount rate of 0.13% and volatility of 0.01%

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of May 31, 2020:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Financial Instruments	$-	$-	$110,067	$110,067

As of May 31, 2020, the Company’s stock price was $0.15, risk-free discount rate of 0.01% and volatility of 0.1%

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Amount
Balance May 31, 2019	$111,255
Change in fair market value of derivative liabilities	(1,188)
Balance May 31, 2020	$110,067
Change in fair market value of derivative liabilities	(66)
Balance May 31, 2021	$110,001

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

NOTE 4 –PROMISSORY NOTES

Promissory notes payable at May 31, 2021 and May 31, 2020 consists of the following:

	May 31, 2021	May 31, 2020
Dated March 31, 2018	$6,500	$6,500
Total promissory notes payable, gross	6,500	6,500
Less: current portion	-	-
Long-term promissory note payable	$6,500	$6,500

On March 31, 2018, the Company issued a promissory note for proceeds of $6,500. The note matures on September 23, 2018 and accrues interest at 1.5% per quarter.

During the year ended May 31, 2021 and 2020, the Company recorded interest expense of $395 and $395, respectively.

NOTE 5 – CONVERTIBLE NOTES

Convertible notes payable at May 31, 2021 and May 31, 2020 consists of the following:

	May 31, 2021	May 31, 2020
Dated June 6, 2017, in default	$11,000	$11,000
Dated August 4, 2017, in default	7,500	7,500
Dated October 6, 2017, in default	15,000	15,000
Dated March 23, 2018, in default	20,000	20,000
Dated July 31, 2018, in default	20,000	20,000
Dated December 31, 2018, in default	9,000	9,000
Dated February 15, 2019, in default	20,000	20,000
Total convertible notes payable, gross	102,500	102,500
Less: Unamortized debt discount	-	-
Total convertible notes	$102,500	$102,500

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

During the year ended May 31, 2021 and 2020, the Company recorded interest expense of $16,638 and $28,376, respectively.

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

During the year ended May 31, 2021 and 2020, the Company recorded amortization of the note discount from beneficial conversion feature as interest expense of $0 and 0, respectively.

During the year ended May 31, 2021 and 2020, the Company recorded interest expense of $1,141 and $1,141, respectively.

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock

The Company’s authorized common stock consists of 500,000,000 shares with par value of $0.0001. As of May 31, 2020 and May 31, 2020, the issued and outstanding shares of common stock was 9,863,000.

Warrants

The following is a summary of warrants activity during the year ended May 31, 2021 and 2020.

	Number of Shares	Weighted Average Exercise Price
Balance, May 31, 2019	9,317,500	0.15

Warrants expired	(1,485,000)	0.21

Balance, May 31, 2020	7,832,500	0.14

Warrants expired	(1,832,000)	0.34

Balance, May 31, 2021	6,000,000	0.08

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of May 31, 2021 and May 31, 2020, are as follows:

	May 31,	May 31,
	2021	2020
Net operating loss carryforward	$(2,393,846)	$(2,378,067)
Statutory tax rate	21%	21%
Deferred tax asset	(502,708)	(499,394)
Less: Valuation allowance	502,708	499,394
Net deferred asset	$-	$-

As of May 31, 2021 and 2020, the Company had approximately $2.39 and $2.38 million in net operating losses (“NOLs”), respectively that may be available to offset future taxable income, which begin to expire between 2036 and 2038. NOLs generated in tax years prior to May 31, 2019 can be carryforward for twenty years, whereas NOLs generated after May 31, 2019 can be carryforward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2018 through 2021 are subject to review by the tax authorities.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company's management, including its chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of May 31, 2020, the date of the Company's most recently completed fiscal year end. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective, as of May 31, 2020, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

SUMMARY COMPENSATION TABLE(1)

Name and Principal Position	Fiscal Year	Salary ($)	All Other Compensation ($)(2)	Total ($)
Kevin Malone(5) President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director	2021	-	-	-
	2020	-	-	-
	2019	-	-	-
Stephane Pilon(3) Former President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	2021	-	-	-
	2020	-	-	-
	2019	-	-	-
Pol Brisset(4) Former Secretary and Director	2021	-	-	-
	2020	-	-	-
	2019	-	-	-

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

Outstanding Equity Awards

None.

Compensation of Directors

No compensation has been paid to any of our directors in consideration for services rendered in their capacities as directors during fiscal year 2021.

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

During the year ended May 31, 2021 and 2020, the Company recorded interest expense of $1,144 and $1,144, respectively.

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

Item 14. Principal Accounting Fees and Services

Fees billed to the Company by its independent registered public accounting firm Gries & Associates, LLC, Certified Public Accountants, 501 S. Cherry Street Ste 1100 Denver, Colorado 80246, for the fiscal years ending May 31, 2021, and 2020 are set forth below:

	Fiscal year ended May 31,
	2021	2020
Audit Fees	$5,000	$5,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Item 15. Exhibits

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation, as amended (1)

3.2	Bylaws(2)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)(3)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)(3)

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

 ____________

(1)	Previously filed as an Appendix to the Company's Information Statement on Schedule 14C filed with the SEC on June 24, 2014.
(2)	Previously filed as Exhibit 4.1 to Registration Statement, filed with the Securities and Exchange Commission on July 1, 2010, file no. 333-167917
(3)	Filed Herewith

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

