Form 10-K
period 2022-05-31
Brisset Beer International, Inc.
filed 2022-06-28
CIK 1495648

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2022

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

Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $0 based on the closing price of the common stock on November 30, 2021.

As of June 27, 2022, there were 9,863,000 shares of common stock outstanding.

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

On April 22, 2022, the Company’s sole-officer, director, and majority shareholder, Mr. Kevin Malone (“Mr. Malone”) entered into an Amended and Restated Common Stock Purchase Agreement (the “SPA”) whereby Mr. Malone sold 6,750,000 shares of the Company's common stock beneficially owned by Mr. Malone to Aplicaciones Quimicas Especializadas Del Sureste, S.A. DE C.V. for an aggregate purchase price of $100,000. Mr. Malone continues as the Company's sole-officer and director.

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

Results of Operations for the Years Ended May 31, 2022 and 2021

Revenues

There were no revenues during the years ended May 31, 2022 and 2021.

Operating Expenses

Operating expenses increased to $77,183 for the year ended May 31, 2022 from $0 for the same period ended May 31, 2021.

Our operating expenses for the year ended May 31, 2022 consisted of selling, general and administrative expenses of $788 and professional fees of $76,395.

Other Expenses

We had other income of $72,176 for the year ended May 31, 2022, as compared with other expenses of $15,779 for the year ended May 31, 2021.

Our other income for the year ended May 31, 2022 consisted primarily of interest expense, and a loss on derivative liability offset by a gain on forgiveness of convertible notes payable and foreign exchange translation. Our other expenses for the year ended May 31, 2021 consisted of interest expense, offset by a gain on foreign exchange translation, and gain on derivative liability.

Net Loss

We recorded a net loss of $5,007 for the year ended May 31, 2022, as compared with a net loss of $15,779 for the year ended May 31, 2021.

Liquidity and Capital Resources

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $2,398,853 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to generate the necessary funds through licensing of its core products or the ability to raise additional capital through the future issuances of common stock or debt is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These factors, among others, raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

As of May 31, 2022, we had total current assets of $317. Our total current liabilities as of May 31, 2022 were $377,886. We had a working capital deficit of $377,569 as of May 31, 2022, compared with a working capital deficit of $475,084 as of May 31, 2021.

Operating activities used $75,688 in cash for the year ended May 31, 2022, as compared with $0 used for the year ended May 31, 2021. Our negative operating cash flow for May 31, 2022 and 2021 was largely the result of our net loss for the years.

Cash flows used by financing activities during the year ended May 31, 2022 provided $77,500, as compared with cash provided of $0 for the year ended May 31, 2021. Our positive financing cash flow for the years ended May 31, 2022 was largely a result of proceeds from convertible notes payable.

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

Item 8. Financial Statements

Gries & Associates, LLC Certified Public Accountants 501 S. Cherry Street Suite 1100 Denver, Colorado 80246

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Brisset Beer International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Brisset Beer International, Inc. (the “Company”) as of May 31, 2022 and 2021, and the related consolidated statements of operations, statements of stockholders’ deficit, and cash flows for each of the two years then ended, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company has  incurred losses since inception of $2,398,853. These factors create an uncertainty as to the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

(PCAOB ID: 6778)

June 28, 2022

blaze@griesandassociates.com 501 S. Cherry Street, Suite 1100, Denver, Colorado 80246 (O)720-464-2875 (M)773-255-5631 (F)720-222-5846

BRISSET BEER INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	May 31, 2022	May 31, 2021
ASSETS
Current assets
Cash	$317	$-
Total current assets	317	-

Total assets	$317	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	199,434	198,453
Accrued interest payable	4,682	45,055
Accrued interest payable - related party	5,744	5,075
Derivative liability	7,526	110,001
Note payable	128,000	6,500
Convertible note - related party	7,500	7,500
Convertible notes	25,000	102,500
Total current liabilities	377,886	475,084

Total liabilities	377,886	475,084

Stockholders' deficit
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 9,863,000 and 9,863,000 shares issued and outstanding as of May 31, 2022 and 2021, respectively	986	986
Additional paid in capital	2,020,298	1,917,776
Accumulated deficit	(2,398,853)	(2,393,846)
Total stockholders' deficit	(377,569)	(475,084)

Total liabilities and stockholders' deficit	$317	$-

See accompanying notes to the consolidated financial statements

BRISSET BEER INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	May 31, 2022	May 31, 2021

Revenue	$-	$-

Operating expenses
General and administration	788	-
Professional fees	76,395	-
Total operating expenses	77,183	-

Loss from operations	(77,183)	-

Other income (expenses)
Interest expense	(11,576)	(17,034)
Loss on change of derivative liability	(47)	66
Foreign exchange transaction loss	(758)	1,189
Gain on forgiveness notes payable	84,557	-
Total income (expenses)	72,176	(15,779)

Net loss before tax provision	(5,007)	(15,779)
Tax provision	-	-
Net loss	$(5,007)	$(15,779)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	9,863,000	9,863,000

See accompanying notes to the consolidated financial statements

BRISSET BEER INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance, May 31, 2020	9,863,000	986	1,917,776	(2,378,067)	(459,305)
Net loss	-	-	-	(15,779)	(15,779)
Balance, May 31, 2021	9,863,000	986	1,917,776	(2,393,846)	(475,084)
Net loss	-	-	-	(5,007)	(5,007)
Derivative liability written off to APIC	-	-	102,522	-	102,522
Balance, May 31, 2022	9,863,000	986	2,020,298	(2,398,853)	(377,569)

See accompanying notes to the consolidated financial statements

BRISSET BEER INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	May 31, 2022	May 31, 2021
Cash Flows from Operating Activities
Net loss	$(5,007)	$(15,779)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain/Loss on change in derivative liability	47	(66)
Gain on settlement of convertible notes payable	(84,557)	-
Changes in assets and liabilities
Accounts payable	981	(794)
Accrued interest payable	11,353	16,639
Net cash used in operating activities	(77,183)	-

Cash Flows from Investing Activities:
Net cash used in investing activities	-	-

Cash Flows from Financing Activities:
Proceeds from notes payable	52,500	-
Proceeds from convertible notes payable	25,000	-
Net cash provided by financing activities	77,500	-

Net increase in cash	317	-

Cash, beginning of period	-	-

Cash, end of period	$317	$-

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Convertibles notes payable reclassed to promissory notes payable	$69,000	$-

See accompanying notes to the consolidated financial statements

BRISSET BEER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2022

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States (“GAAP”) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company commenced its craft brewing activities in September 2014. During the year ended May 31, 2022, the Company incurred net losses of $5,007 and accumulated deficits of $2,398,853. The Company expects losses to continue until it can achieve profitable operations from its craft beer operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

As defined by ASC 820, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of May 31, 2022 or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, receivables from related parties, prepaid expenses and other, accounts payable, accrued liabilities, and related party and third party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable to related parties approximates the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements at May 31, 2022 and 2021.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of May 31, 2022:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Financial Instruments	$-	$-	$7,526	$7,526

As of May 31, 2022, the Company’s stock price was $0.15, risk-free discount rate of 0.13% and volatility of 0.01%

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of May 31, 2021:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Financial Instruments	$-	$-	$110,001	$110,001

As of May 31, 2021, the Company’s stock price was $0.15, risk-free discount rate of 0.01% and volatility of 0.1%

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Amount
Balance May 31, 2020	$110,067
Change in fair market value of derivative liabilities	(66)
Balance May 31, 2021	$110,001
Derivative liability written off to additional paid in capital	(102,522)
Change in fair market value of derivative liabilities	47
Balance May 31, 2022	$7,526

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

NOTE 4 –PROMISSORY NOTES

Promissory notes payable at May 31, 2022 and May 31, 2021 consists of the following:

	May 31, 2022	May 31, 2021
Dated March 31, 2018	$6,500	$6,500
Dated November 12, 2021	20,000	-
Dated November 12, 2021	9,000	-
Dated November 12, 2021	20,000	-
Dated November 12, 2021	20,000	-
Dated January 20, 2022	5,000	-
Dated January 20, 2022	5,000	-
Dated February 8, 2022	5,000	-
Dated February 16, 2022	20,000	-
Dated February 16, 2022	15,000	-
Dated March 3, 2022	2,500	-
Long-term promissory note payable	$128,000	$6,500

On March 31, 2018, the Company issued a promissory note for proceeds of $6,500. The note matures on September 23, 2018 and accrues interest at 1.5% per quarter.

On November 12, 2021, the holders of certain convertibles notes issued on July ,13, 2018, March 23, 2018, December 31,2018 and February 15, 2019 assigned their balances to a new note holder (See Note 5). On the same date, the Company issued new promissory notes in replacement of the assigned notes. Under the new promissory notes the conversion feature was removed, the interest rate was changed to 0%, the due was updated to being due upon 10 days written notice.

During the year ended May 31, 2022, the Company issued various promissory notes amounting to $52,500 for general operating purposes. The notes carry a 10% interest rate and are due upon 10 days written notice.

During the year ended May 31, 2022 and 2021, the Company recorded interest expense of $1,994 and $395, respectively.

NOTE 5 – CONVERTIBLE NOTES

Convertible notes payable at May 31, 2022 and May 31, 2021 consists of the following:

	May 31, 2022	May 31, 2021
Dated June 6, 2017	$-	$11,000
Dated August 4, 2017	-	7,500
Dated October 6, 2017	-	15,000
Dated March 23, 2018	-	20,000
Dated July 31, 2018	-	20,000
Dated December 31, 2018	-	9,000
Dated February 15, 2019,	-	20,000
Dated September 2, 2021	25,000	-
Total convertible notes payable, gross	25,000	102,500
Less: Unamortized debt discount	-	-
Total convertible notes	$25,000	$102,500

On June 6, 2017, the Company issued a convertible promissory note for proceeds of $11,000. The note matured on December 6, 2017 and accrues interest at 8% per annum. The note is convertible in common stock at 50% discount to the lowest average 20-day trading price. At the Company’s election, the convertible promissory note can also be settled by cash payment. On November 12, 2021, the holders forgave the balance and accrued interest for no consideration.

On August 4, 2017, the Company issued a convertible promissory note for proceeds of $7,500. The note matures on February 4, 2018 and accrues interest at 8% per annum. The note is convertible in common stock at 50% discount to the lowest average 20-day trading price. At the Company’s election, the convertible promissory note can also be settled by cash payment. On November 12, 2021, the holders forgave the balance and accrued interest for no consideration.

On October 6, 2017, the Company issued a convertible promissory note for proceeds of $15,000. The note matured on April 6, 2018 and accrues interest at 8% per annum. The note is convertible in common stock at 50% discount to the lowest average 20-day trading price. At the Company’s election, the convertible promissory note can also be settled by cash payment. On November 12, 2021, the holders forgave the balance and accrued interest for no consideration.

On March 23, 2018, the Company issued a convertible promissory note for proceeds of $20,000. The note matured on September 23, 2018 and accrues interest at 8% per annum. The note is convertible in common stock at 50% discount to the lowest average 20-day trading price. On November 12, 2021, the holder assigned the balance to a new note holder. On the same date the new noteholder issued a new promissory note in replacement of the assigned notes.

On July 13, 2018, the Company issued a convertible promissory note for proceeds of $9,000. The note matured on January 31, 2019 and accrues interest at 8% per annum. The note is convertible in common stock at 50% discount to the lowest average 20-day trading price. On November 12, 2021, the holder assigned the balance to a new note holder. On the same date the new noteholder issued a new promissory note in replacement of the assigned notes.

On December 31, 2018, the Company issued a convertible promissory note for proceeds of $20,000. The note matured on June 30, 2019 and accrues interest at 8% per annum. The note is convertible in common stock at 50% discount to the lowest average 20-day trading price. On November 12, 2021, the holder assigned the balance to a new note holder. On the same date the new noteholder issued a new promissory note in replacement of the assigned notes.

On December 31, 2018, the Company issued a convertible promissory note for proceeds of $20,000. The note matured on August 14, 2019 and accrues interest at 8% per annum. The note is convertible in common stock at 50% discount to the lowest average 20-day trading price. On November 12, 2021, the holder assigned the balance to a new note holder. On the same date the new noteholder issued a new promissory note in replacement of the assigned notes.

On September 2, 2021, the Company issued a convertible promissory note for proceeds of $25,000. The note matured on December 2, 2021 and accrues interest at 8% per annum. The note is payable in either common stock The note is convertible in common stock at $0.01 per share. The note has not yet been paid and has the default interest rate of 15% per annum.

During the year ended May 31, 2022 and 2021, the Company recorded interest expense of $8,491 and $16,638, respectively.

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

During the year ended May 31, 2022 and 2021, the Company recorded interest expense of $1,141 and $1,141, respectively.

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock

The Company’s authorized common stock consists of 500,000,000 shares with par value of $0.0001. As of May 31, 2022 and May 31, 2021, the issued and outstanding shares of common stock was 9,863,000.

Warrants

The following is a summary of warrants activity during the year ended May 31, 2022 and 2021.

	Number of Shares	Weighted Average Exercise Price
Balance, May 31, 2020	7,832,500	0.14

Warrants expired	(1,832,000)	0.34

Balance, May 31, 2021	6,000,000	0.08

Warrants expired	(6,000,000)	0.08

Balance, May 31, 2022	-	-

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of May 31, 2022 and May 31, 2021, are as follows:

	May 31,	May 31,
	2022	2021
Net operating loss carryforward	$(2,397,368)	$(2,393,846)
Statutory tax rate	21%	21%
Deferred tax asset	(503,447)	(502,708)
Less: Valuation allowance	503,447	502,708
Net deferred asset	$-	$-

As of May 31, 2022 and 2021, the Company had approximately $2.40 and $2.39 million in net operating losses (“NOLs”), respectively that may be available to offset future taxable income, which begin to expire between 2036 and 2038. NOLs generated in tax years prior to May 31, 2019 can be carryforward for twenty years, whereas NOLs generated after May 31, 2019 can be carryforward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2019 through 2021 are subject to review by the tax authorities.

NOTE 9 – SUBSEQUENT EVENTS

On March 16, 2022, our board of directors approved changing our corporate name from Brisset Beer International, Inc. to Power Americas Resource Group Ltd.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including its chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of May 31, 2022, the date of the Company’s most recently completed fiscal year end. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective, as of May 31, 2022, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

As of May 31, 2022, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework of 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation under this framework, our management concluded that as of May 31, 2022, our internal control over financial reporting was not effective because of the following material weaknesses:

●	Due to our small number of employees and resources, we have limited segregation of duties, as a result of which there is insufficient independent review of duties performed.

23

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

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter ended May 31, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. During the fiscal year ended May 31, 2022, our officers, directors and persons who own more than ten percent of a registered class of our equity securities complied with all applicable Section 16(a) filing requirements.

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

Item 11. Executive Compensation

The table below sets forth information concerning compensation paid, earned, or accrued by our chief executive officers (each a “Named Executive Officer”) for the last two fiscal years. No executive officer earned compensation in excess of $100,000 during fiscal 2022 or 2021.

SUMMARY COMPENSATION TABLE(1)

Name and Principal Position	Fiscal Year	Salary ($)	All Other Compensation ($)(2)	Total ($)
Kevin Malone(5) President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director	2022	-	-	-
	2021	-	-	-
	2020	-	-	-
Stephane Pilon(3) Former President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	2022	-	-	-
	2021	-	-	-
	2020	-	-	-
Pol Brisset(4) Former Secretary and Director	2022	-	-	-
	2021	-	-	-
	2020	-	-	-

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

Outstanding Equity Awards

None.

Compensation of Directors

No compensation has been paid to any of our directors in consideration for services rendered in their capacities as directors during fiscal year 2022.

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

During the year ended May 31, 2022 and 2021, the Company recorded interest expense of $1,144 and $1,144, respectively.

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

Item 14. Principal Accounting Fees and Services

Fees billed to the Company by its independent registered public accounting firm Gries & Associates, LLC, Certified Public Accountants, 501 S. Cherry Street Ste 1100 Denver, Colorado 80246, for the fiscal years ending May 31, 2022, and 2021 are set forth below:

	Fiscal year ended May 31,
	2022	2021
Audit Fees	$5,000	$5,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Item 15. Exhibits

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation, as amended(1)

3.2	Bylaws(2)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)(3)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)(3)

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Schema Document

101.CAL*	Inline XBRL Calculation Linkbase Document

101.DEF*	Inline XBRL Definition Linkbase Document

101.LAB*	Inline XBRL Label Linkbase Document

101.PRE*	Inline XBRL Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

 ____________

(1)	Previously filed as an Appendix to the Company’s Information Statement on Schedule 14C filed with the SEC on June 24, 2014.
(2)	Previously filed as Exhibit 4.1 to Registration Statement, filed with the Securities and Exchange Commission on July 1, 2010, file no. 333-167917
(3)	Filed Herewith

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

Brisset Beer International, Inc.

Date: June 28, 2022	By:	/s/ Kevin Malone
	Name:	Kevin Malone
	Title:	Chief (Principal) Executive Officer, Chief Financial Officer (Principal Accounting Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Brisset Beer International, Inc.

Date: June 28, 2022	By:	/s/ Kevin Malone
	Name:	Kevin Malone
	Title:	Chief (Principal) Executive Officer, Chief Financial Officer (Principal Accounting Officer) and Director

