Form 10-Q
period 2018-08-31
Brisset Beer International, Inc.
filed 2022-07-12
CIK 1495648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

_______________________________________________________

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

☐ Yes     ☒ No

Indicate by check mark whether the registrant has submitted electronically and every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐     No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,863,000 shares of common stock, $0.0001 par value, were issued and outstanding as of July 8, 2022.

PART I—FINANCIAL INFORMATION

BRISSET BEER INTERNATIONAL, INC.
Consolidated Balance Sheets

	August 31,	May 31,
	2018	2018
ASSETS
Current Assets
Cash and cash equivalents	$11,478	$15,702
Total Current Assets	11,478	15,702

TOTAL ASSETS	$11,478	$15,702

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$89,118	$80,796
Accrued interest payable	5,167	3,287
Accrued interest payable - related party	1,713	1,275
Due to related parties	87,709	72,459
Derivative liability	70,805	61,618
Note payable	6,500	6,500
Note payable - related partues	9,838	9,838
Convertible note - related party	7,500	7,500
Convertible notes, net of note discount $9,173 and $12,849 debt discount, respectively	53,327	40,651
Total Current Liabilities	331,677	283,924

STOCKHOLDERS' DEFICIT
Common Stock, Par Value $0.0001, Authorized 500,000,000 shares, 9,863,000 shares issued and outstanding	986	986
Additional paid in capital	1,917,776	1,917,776
Accumulated deficit	(2,238,961)	(2,186,984)
Total STOCKHOLDERS' DEFICIT	(320,199)	(268,222)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$11,478	$15,702

The accompanying notes are an integral part of these financial statements.

BRISSET BEER INTERNATIONAL, INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	August 31,
	2018	2017

Revenues	$-	$6,220

Operating Expenses
General and administration	93	6,877
Professional fees	21,674	3,576
Management and Director's Fees	15,000	11,250
Total operating expenses	36,767	21,703

Loss from operations	(36,767)	(15,483)

Other (Expense) Income
Interest expense	(14,586)	(4,685)
Interest expense - related party	(438)	(3,385)
Foreign exchange transaction gain (loss)	1	(94)
Gain on change in derivative liability	(187)	-
Total other income (expense)	(15,210)	(8,164)

Net loss before taxes	(51,977)	(23,647)
Provision for income taxes	-	-
Net loss	$(51,977)	$(23,647)

Comprehensive Loss	(51,977)	(23,647)

Net Loss Per Common Share – Basic and Diluted	$(0.01)	$(0.00)

Weighted Average Common Shares Outstanding - Basic and Diluted	9,863,000	9,863,000

The accompanying notes are an integral part of these financial statements.

BRISSET BEER INTERNATIONAL, INC.
Consolidated Statement of STOCKHOLDERS' DEFICIT
(Unaudited)

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholder's Deficit

Balance - May 31, 2018	9,863,000	$986	$1,917,776	$(2,186,984)	$(268,222)
Net loss	-	-	-	(51,977)	(51,977)
Balance - August 31, 2018	9,863,000	$986	$1,917,776	$(2,238,961)	$(320,199)

Balance - May 31, 2017	9,863,000	$986	$1,925,277	$(1,972,694)	$(46,431)
Debt discount on convertible notes issued	-	-	18,500	-	18,500
Net loss	-	-	-	(23,647)	(23,647)
Balance - August 31, 2017	9,863,000	$986	$1,943,777	$(1,996,341)	$(51,578)

The accompanying notes are an integral part of these financial statements.

BRISSET BEER INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	August 31,
	2018	2017

Cash Flows from Operating Activities:
Net loss	$(51,977)	$(23,741)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	12,676	7,718
Gain on change in derivative liability	187
Changes in operating assets and liabilities:
Trade and Other receivables	-	(7,152)
Prepaid expense	-	(428)
Accounts Payable and Accrued liabilities	8,322	1,671
Accrued interest payable	2,318	-
Due to related parties	15,250	11,250
Net Cash Used in Operating Activities	(13,224)	(10,682)

Cash Flows from Financing Activities:
Proceeds from issuance of convertible debt	9,000	18,500
Net Cash Provided By Financing Activities	9,000	18,500

Net Change in Cash and Cash Equivalents	(4,224)	7,818
Cash and Cash Equivalents, beginning of period	15,702	1,885
Cash and Cash Equivalents, end of period	$11,478	$9,703

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Disclosure:
Discount to debt for beneficial conversion feature	$-	$-

BRISSET BEER INTERNATIONAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2018

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States (“GAAP”) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company commenced its craft brewing activities in September 2014. During the three months ended August 31, 2018, the Company has incurred net losses of $51,977 and accumulated deficits of $2,238,961. The Company expects losses to continue until it can achieve profitable operations from its craft beer operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The cash account that is held in Canadian Dollar, and foreign exchange transaction gain (loss) resulting from fluctuations in the currency exchange rate between U.S. dollar and Canadian dollar has been recorded in the statements of operations. Translation gain (loss) is reported as a component of other accumulated comprehensive income, which was nil during the year ended May 31, 2019 and 2018..

Stock-based compensation

The Company records stock-based compensation in accordance with the guidance in ASC Topic 505 and 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards. This eliminates accounting for share-based compensation transactions using intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

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

As defined by ASC 820, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of August 31, 2018 or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, receivables from related parties, prepaid expenses and other, accounts payable, accrued liabilities, and related party and third party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable to related parties approximates the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements at August 31, 2018 and May 31, 2018.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of August 31, 2018:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Financial Instruments	$-	$-	$70,805	$70,805

As of August 31, 2018, the Company’s stock price was $0.15, risk-free discount rate of 2.31% and volatility of 0.01%

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of May 31, 2018:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Financial Instruments	$-	$-	$61,618	$61,618

As of May 31, 2018, the Company’s stock price was $0.15, risk-free discount rate of 2.03% and volatility of 0.1%

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Amount
Balance May 31, 2018	$61,618
Debt discount originated from derivative liabilities	9,000
Change in fair market value of derivative liabilities	187
Balance August 31, 2018	$70,805

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

NOTE 4 –PROMISSORY NOTES

Promissory notes payable at August 31, 2018 and May 31, 2018 consists of the following:

	August 31, 2018	May 31, 2018
Dated March 31, 2018	$6,500	$6,500
Total promissory notes payable, gross	6,500	6,500
Less: current portion	-	-
Long-term promissory note payable	$6,500	$6,500

On March 31, 2018, the Company issued a promissory note for proceeds of $6,500. The note matures on September 23, 2018 and accrues interest at 1.5% per quarter.

During the three months ended August 31, 2018 and 2017, the Company recorded interest expense of $100 and $0, respectively. As of August 31, 2018 and May 31, 2018, the accrued interest payable was $165 and 65, respectively.

NOTE 5 – CONVERTIBLE NOTES

Convertible notes payable at August 31, 2018 and May 31, 2018 consists of the following:

	August 31, 2018	May 31, 2018
Dated June 6, 2017, in default	$11,000	$11,000
Dated August 4, 2017, in default	7,500	7,500
Dated October 6, 2017, in default	15,000	15,000
Dated March 23, 2018, in default	20,000	20,000
Dated July 13, 2018, in default	9,000	-
Total convertible notes payable, gross	62,500	53,500
Less: Unamortized debt discount	(9,173)	(12,849)
Total convertible notes	$53,327	$40,651

During the three months ended August 31, 2018 and 2017, the Company recorded amortization of the discount as interest expense of $12,676 and $7,718, respectively.

During the three months ended August 31, 2018 and 2017, the Company recorded interest expense of $1,782 and $249, respectively. As of August 31, 2018 and May 31, 2018, the accrued interest payable was $5,004 and $3,222, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

PROMISSORY NOTES – RELATED PARTIES

Promissory notes payable to related party at August 31, 2018 and May 31, 2018 consists of the following:

	August 31, 2018	May 31, 2018
Dated March 31, 2018	$9,838	$9,838
Total promissory notes payable, gross	9,838	9,838
Less: current portion	-	-
Long-term promissory note payable	$9,838	$9,838

During the three months ended August 31, 2018 and 2017, the Company recorded interest expense of $150 and $0, respectively. As of August 31, 2018 and May 31, 2018, the accrued interest payable was $247 and $98, respectively.

CONVERTIBLE NOTES – RELATED PARTIES

Convertible note payable to a related party at August 31, 2018 and May 31, 2018 consists of the following:

	August 31, 2018	May 31, 2018
Dated February 17, 2017	$7,500	$7,500
Total convertible notes payable, gross	7,500	7,500
Less: Unamortized debt discount	-	-
Total convertible note	$7,500	$7,500

During the three months ended August 31, 2018 and 2017, the Company recorded interest expense of $288 and $153, respectively. As of August 31, 2018 and May 31, 2018, the accrued interest payable was $1,466 and $1,178, respectively.

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock

The Company’s authorized common stock consists of 500,000,000 shares with par value of $0.0001. As of August 31, 2018 and May 31, 2018, the issued and outstanding shares of common stock was 9,863,000.

Warrants

The following is a summary of warrants activity during the year ended August 31, 2018.

	Number of Shares	Weighted Average Exercise Price
Balance, May 31, 2018	12,317,500	0.13

Warrants granted and assumed	—	—
Warrants expired	—	—
Warrants canceled	—	—
Warrants exercised	—	—

Balance, August 31, 2018	12,317,500	0.15

NOTE 8 – SUBSEQUENT EVENTS

On December 31, 2018, the Company issued a convertible promissory note for proceeds of $20,000. The note matures on June 30, 2019 and accrues interest at 8% per annum. The note is convertible in common stock at 50% discount to the lowest average 20-day trading price. The note has not yet been paid, the default interest rate is 15% per annum and is currently in default.

On February 15, 2019, the Company issued a convertible promissory note for proceeds of $20,000. The note matures on August 14, 2019 and accrues interest at 8% per annum. The note is convertible in common stock at 50% discount to the lowest average 20-day trading price. The note has not yet been paid, the default interest rate is 15% per annum and is currently in default.

On January 7, 2019, the promissory note issued to the Director of the Company of $7,338 was repaid

On February 11, 2019, the promissory note issued to the Director of the Company of $2,500 was repaid

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements of Power Americas Resource Group Ltd. (f.k.a. Brisset Beer International, Inc.) (the “Company”), which are included elsewhere in this Form 10-Q. Certain statements contained in this report, including statements regarding the anticipated development and expansion of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are “forward-looking” statements. Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

All forward-looking statements speak only as of the date on which they are made. The Company undertakes no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

Results of Operations for the Three Months Ended August 31, 2018 and 2017

Revenues

Our revenue from product sales, royalties on patent licenses and license fees (product development fees) for the three months ended August 31, 2018 was $0, a decrease from $6,220 for the same period ended August 31, 2017.

The decrease in revenue for three months ended August 31, 2018 was mainly due to decreased product sales.

Operating Expenses

Operating expenses increased to $36,767 for the three months ended August 31, 2018 from $21,703 for the same period ended August 31, 2017.

Our operating expenses for the three months ended August 31, 2018 consisted mainly of professional fees of $21,674, Management and Director’s Fees of $15,000, and General and administration costs of $93. In comparison, our operating expenses for the three months ended August 31, 2017consisted mainly of professional fees of $3,576, Management and Director’s Fees of $11,250, and General and administration costs of $6,877.

Other Expenses

We had other expenses of $15,210 for the three months ended August 31, 2018, compared with other expenses of $8,164 for the three months ended August 31, 2017.

Our other expenses for the three months ended August 31, 2018 consisted primarily of $14,586 in interest expense, $438 in Interest expense – related party, and change in derivative liability of $187, compared with the three months ended August 31, 2017 which consisted primarily of $4,685 in interest expense, $3,385 interest expense – related party, and $94 Foreign exchange transaction loss.

Net Loss

We recorded a net loss of $51,977 for the three months ended August 31, 2018, as compared with a net loss of $23,647 for the three months ended August 31, 2017.

Liquidity and Capital Resources

As of August 31, 2018, we had total current assets of $11,478 and total assets in the amount of $11,478. Our total current liabilities as of August 31, 2018 were $331,677. We had a working capital deficit of $320,199 as of August 31, 2018, compared with a working capital deficit of $268,222 as of May 31, 2018.

For the three months ended August 31, 2018, net cash flows used in operating activities consisted of a net loss of $51,977, reduced by amortization of debt discounts of $12,676, loss on change in derivative liabilities of $187, and a net decrease in change of operating assets and liabilities of $25,890. For the three months ended August 31, 2017, net cash flows used in operating activities consisted of a net loss of $23,741, reduced by amortization of debt discounts of $7,718, and a net decrease in change of operating assets and liabilities of $5,341.

We used cash of $0 and $0 in investing activities for the three months ended August 31, 2018 and 2017, respectively.

Cash flows provided by financing activities during the three months ended August 31, 2018 amounted to $9,000, as compared with $18,500 for the three months ended August 31, 2017. Our cash flows for the three months ended August 31, 2018 and 2017 consisted of proceeds from the issuance of convertible debt.

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred cumulative net losses of $2,238,961 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations. The ability to successfully resolve these factors raise substantial doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Off Balance Sheet Arrangements

As of August 31, 2018, there were no off balance sheet arrangements.

Recently Issued Accounting Pronouncements

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of August 31, 2018. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that the Company's disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Brisset Beer International, Inc.

Date: July 11, 2022	By:	/s/ Kevin Malone
	Name:	Kevin Malone
	Title:	Chief (Principal) Executive Officer, Chief Financial Officer (Principal Accounting Officer) and Director

