Form 10-Q
period 2018-11-30
Brisset Beer International, Inc.
filed 2022-07-12
CIK 1495648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,863,000 shares of common stock, $0.0001 par value, were issued and outstanding as of July 8, 2022.

PART I—FINANCIAL INFORMATION

BRISSET BEER INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets

	November 30,	May 31,
	2018	2018
ASSETS
Current Assets
Cash and cash equivalents	$1,437	$15,702
Total Current Assets	1,437	15,702

TOTAL ASSETS	$1,437	$15,702

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$106,634	$80,796
Accrued interest payable	7,466	3,287
Accrued interest payable - related party	2,145	1,275
Due to related parties	102,918	72,459
Derivative liability	70,791	61,618
Note payable	6,500	6,500
Note payable - related partues	9,838	9,838
Convertible note - related party	7,500	7,500
Convertible notes, net of note discount $2,152 and $12,849 debt discount, respectively	60,348	40,651
Total Current Liabilities	374,140	283,924

STOCKHOLDERS' DEFICIT
Common Stock, Par Value $0.0001, Authorized 500,000,000 shares, 9,863,000 shares issued and outstanding	986	986
Additional paid in capital	1,917,776	1,917,776
Accumulated deficit	(2,291,465)	(2,186,984)
Total STOCKHOLDERS' DEFICIT	(372,703)	(268,222)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,437	$15,702

The accompanying notes are an integral part of these financial statements.

BRISSET BEER INTERNATIONAL, INC.
Condesed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	November 30,		November 30,
	2018	2017	2018	2017

Revenues	$-	-	$-	$1,430

Operating Expenses
General and administration	95	5,544	188	7,630
Professional fees	27,664	15,971	49,338	19,547
Management and Director's Fees	15,000	11,250	30,000	22,500
Total operating expenses	42,759	32,765	79,526	49,677

Loss from operations	(42,759)	(32,765)	(79,526)	(48,247)

Other (Expense) Income
Interest expense	(9,326)	(14,180)	(23,912)	(18,864)
Interest expense - related party	(432)	(284)	(870)	(3,670)
Gain on change in derivative liability	14	-	(173)	-
Foreign exchange transaction gain (loss)	(1)	(2,666)	-	(2,760)
Total other income (expense)	(9,745)	(17,130)	(24,955)	(25,294)

Net loss before taxes	(52,504)	(49,895)	(104,481)	(73,541)
Provision for income taxes	-	-	-	-
Net loss	$(52,504)	(49,895)	$(104,481)	$(73,541)

Net Loss Per Common Share – Basic and Diluted	$(0.01)	(0.01)	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding - Basic and Diluted	9,863,000	9,863,000	9,863,000	9,863,000

The accompanying notes are an integral part of these financial statements.

BRISSET BEER INTERNATIONAL, INC.
Condensed Consolidated Statement of STOCKHOLDERS' DEFICIT
(Unaudited)

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholder's Deficit

Balance - May 31, 2018	9,863,000	$986	$1,917,776	$(2,186,984)	$(268,222)
Net loss	-	-	-	(51,977)	(51,977)
Balance - August 31, 2018	9,863,000	$986	$1,917,776	$(2,238,961)	$(320,199)
Net loss		-	-	(52,504)	(52,504)
Balance - November 30, 2018	9,863,000	$986	$1,917,776	$(2,291,465)	$(372,703)

Balance - May 31, 2017	9,863,000	$986	$1,925,277	$(1,972,694)	$(46,431)
Debt discount on convertible notes issued	-	-	18,500	-	18,500
Net loss	-	-	-	(23,647)	(23,647)
Balance - August 31, 2017	9,863,000	$986	$1,943,777	$(1,996,341)	$(51,578)
Net loss		-	-	(49,895)	(49,895)
Balance - November 30, 2017	9,863,000	$986	$1,943,777	$(2,046,236)	$(101,473)

The accompanying notes are an integral part of these financial statements.

BRISSET BEER INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	November 30,
	2018	2017

Cash Flows from Operating Activities:
Net loss	$(104,481)	$(73,541)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	19,697	21,430
Gain on change in derivative liability	173
Changes in operating assets and liabilities:
Trade and Other receivables	-	9,800
Accounts Payable and Accrued liabilities	25,838	2,095
Accrued interest payable	5,049	-
Due to related parties	30,459	20,250
Net Cash Used in Operating Activities	(23,265)	(19,966)

Cash Flows from Financing Activities:
Proceeds from issuance of convertible debt	9,000	33,500
Net Cash Provided By Financing Activities	9,000	33,500

Net Change in Cash and Cash Equivalents	(14,265)	13,534
Cash and Cash Equivalents, beginning of period	15,702	1,885
Cash and Cash Equivalents, end of period	$1,437	$15,419

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Disclosure:

BRISSET BEER INTERNATIONAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2018

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

NOTE 2 – ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States (“GAAP”) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company commenced its craft brewing activities in September 2014. During the six months ended November 30, 2018, the Company has incurred net losses of $104,481 and accumulated deficit of $2,291,465 as of November 30, 2018. The Company expects losses to continue until it can achieve profitable operations from its craft beer operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The cash account that is held in Canadian Dollar, and foreign exchange transaction gain (loss) resulting from fluctuations in the currency exchange rate between U.S. dollar and Canadian dollar has been recorded in the statements of operations. Translation gain (loss) is reported as a component of other accumulated comprehensive income, which was $0 as of November 30, 2018 and May 31, 2018.

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

As defined by ASC 820, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of November 30, 2018 or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, receivables from related parties, prepaid expenses and other, accounts payable, accrued liabilities, and related party and third party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable to related parties approximates the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements at November 30, 2018 and May 31, 2020:

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of November 30, 2018:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Financial Instruments	$-	$-	$70,791	$70,791

As of November 30, 2018, the Company’s stock price was $0.15, risk-free discount rate of 2.27% and volatility of 0.01%

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of May 31, 2018:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Financial Instruments	$-	$-	$61,618	$61,618

As of May 31, 2018, the Company’s stock price was $0.15, risk-free discount rate of 2.03% and volatility of 0.1%

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Amount
Balance May 31, 2018	$61,618
Debt discount originated from derivative liabilities	9,000
Change in fair market value of derivative liabilities	173
Balance November 30, 2018	$70,791

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

NOTE 4 –PROMISSORY NOTES

Promissory notes payable at November 30, 2018 and May 31, 2018 consists of the following:

	November 30, 2018	May 31, 2018
Dated March 31, 2018	$6,500	$6,500
Total promissory notes payable, gross	6,500	6,500
Less: current portion	-	-
Long-term promissory note payable	$6,500	$6,500

During the six months ended November 30, 2018 and 2017, the Company recorded interest expense of $198 and $0, respectively. As of November 30, 2018 and May 31, 2018, the accrued interest payable was $263 and 65, respectively.

NOTE 5 – CONVERTIBLE NOTES

Convertible notes payable at November 30, 2018 and May 31, 2018 consists of the following:

	November 30, 2018	May 31, 2018
Dated June 6, 2017	$11,000	$11,000
Dated August 4, 2017	7,500	7,500
Dated October 6, 2017	15,000	15,000
Dated March 23, 2018	20,000	20,000
Dated July 13, 2018	9,000	-
Total convertible notes payable, gross	62,500	53,500
Less: Unamortized debt discount	(2,152)	(12,849)
Total convertible notes	$60,348	$40,651

On July 13, 2018, the Company issued a convertible promissory note for proceeds of $9,000. The note matures on January 13, 2019 and accrues interest at 8% per annum. The note is convertible in common stock at 50% discount to the lowest average 20-day trading price. The note has not yet been paid, the default interest rate is 15% per annum and is currently in default.

During the six months ended November 30, 2018 and 2017, the Company recorded amortization of the discount as interest expense of $19,697 and $21,430, respectively.

During the six months ended November 30, 2018 and 2017, the Company recorded interest expense of $3,982 and $797, respectively. As of November 30, 2018 and May 31, 2018, the accrued interest payable was $7,204 and $3,222, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

PROMISSORY NOTES – RELATED PARTIES

Promissory notes payable to related party at November 30, 2018 and May 31, 2018 consists of the following:

	November 30, 2018	May 31, 2018
Dated March 31, 2018	$9,838	$9,838
Total promissory notes payable, gross	9,838	9,838
Less: current portion	-	-
Long-term promissory note payable	$9,838	$9,838

During the six months ended November 30, 2018 and 2017, the Company recorded interest expense of $298 and $0, respectively. As of November 30, 2018 and May 31, 2018, the accrued interest payable was $395 and $98, respectively.

CONVERTIBLE NOTE – RELATED PARTY

Convertible note payable to a related party at November 30, 2018 and May 31, 2018 consists of the following:

	November 30, 2018	May 31, 2018
Dated February 17, 2017	$7,500	$7,500
Total convertible notes payable, gross	7,500	7,500
Less: Unamortized debt discount	-	-
Total convertible note	$7,500	$4,268

During the six months ended November 30, 2018 and 2017, the Company recorded interest expense of $572 and $307, respectively. As of November 30, 2018 and May 31, 2018, the accrued interest payable was $1,750 and $1,178, respectively.

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock

The Company’s authorized common stock consists of 500,000,000 shares with par value of $0.0001. As of November 30, 2018 and May 31, 2018, the issued and outstanding shares of common stock was 9,863,000.

Warrants

The following is a summary of warrants activity during the year ended November 30, 2018.

	Number of Shares	Weighted Average Exercise Price
Balance, May 31, 2018	12,317,500	0.13

Warrants granted and assumed	—	—
Warrants expired	—	—
Warrants canceled	—	—
Warrants exercised	—	—

Balance, November 30, 2018	12,317,500	0.15

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

Results of Operations for the Three Months Ended November 30, 2018 and 2017

Revenues

We did not earn any revenues during three months ending November 30, 2018 and 2017.

Operating Expenses

Operating expenses increased to $42,759 for the three months ended November 30, 2018 from $32,765 for the same period ended November 30, 2017.

Our operating expenses for the three months ended November 30, 2018 consisted mainly of professional fees of $27,664, Management and Director’s fees of $15,000, and general and administrative costs of $95. In comparison, our operating expenses for the three months ended November 30, 2017 consisted mainly professional fees of $15,971, Management and Director’s fees of $11,250, and general and administrative costs of $5,554.

Other Expenses

We had other expenses of $9,745 for the three months ended November 30, 2018, compared with other expenses of $17,130 for the three months ended November 30, 2017.

Our other expenses for the three months ended November 30, 2018 consisted mainly of $9,326 in interest expense and $432 in interest expense – related party, offset by a gain on change of derivative liability of $14, compared with the three months ended November 30, 2017, which consisted mainly of $14,180 in interest expense, $284 in interest expense – related party, and foreign exchange transaction loss of $2,666.

Net Loss

We recorded a net loss of $52,504 for the three months ended November 30, 2018, as compared with a net loss of $49,895 for the three months ended November 30, 2017.

Results of Operations for the Six Months Ended November 30, 2018 and 2017

Revenues

Our revenue from product sales for the six months ended November 30, 2018 was $0, a decrease from $1,430 for the same period ended November 30, 2017.

The decrease in revenue for six months ended November 30, 2018 was mainly due to a decrease in product sales.

Operating Expenses

Operating expenses increased to $79,526 for the six months ended November 30, 2018 from $49,677 for the same period ended November 30, 2017.

Our operating expenses for the six months ended November 30, 2018 consisted mainly of professional fees of $49,338, Management and Director’s fees of $30,000, and general and administrative costs of $188. In comparison, our operating expenses for the six months ended November 30, 2017 consisted mainly professional fees of $19,547, Management and Director’s fees of $22,500, and general and administrative costs of $7,630.

Other Expenses

We had other expenses of $24,955 for the six months ended November 30, 2018, compared with other expenses of $25,294 for the six months ended June 30, 2019.

Our other expenses for the six months ended November 30, 2018 consisted mainly of $23,912 in interest expense, $870 in interest expense – related party, and loss on change of derivative liability of $173, compared with the six months ended November 30, 2017, which consisted mainly of $18,864 in interest expense, $3,670 in interest expense – related party, and foreign exchange transaction loss of $2,760.

Net Loss

We recorded a net loss of $104,481 for the six months ended November 30, 2018, as compared with a net loss of $73,541 for the six months ended November 30, 2017.

Liquidity and Capital Resources

As of November 30, 2018, we had total current assets of $1,437 and total assets in the amount of $1,437. Our total current liabilities as of November 30, 2018 were $374,140. We had a working capital deficit of $372,703 as of November 30, 2018, compared with a working capital deficit of $268,222 as of May 31, 2018.

For the six months ended November 30, 2018, net cash flows used in operating activities consisted of a net loss of $104,481, reduced by amortization of debt discounts of $19,697, loss on change in derivative liabilities of $173, and a net decrease in change of operating assets and liabilities of $61,346. For the six months ended November 30, 2017, net cash flows used in operating activities consisted of a net loss of $73,541, reduced by amortization of debt discounts of $21,430, and a net decrease in change of operating assets and liabilities of $32,145.

For the six months ended November 30, 2018 and 2017, no cashflows were used in investing activities.

Cash flows provided by financing activities during the six months ended November 30, 2018 amounted to $9,000, as compared with $33,500 for the six months ended November 30, 2017. Our cash flows for the six months ended November 30, 2018 and 2017 consisted of proceeds from issuance of convertible debt.

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred cumulative net losses of $2,291,465 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations. The ability to successfully resolve these factors raise substantial doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Off Balance Sheet Arrangements

As of November 30, 2018, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of November 30, 2018. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

