Form 10-Q
period 2019-02-28
Brisset Beer International, Inc.
filed 2022-07-12
CIK 1495648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐     No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

PART I—FINANCIAL INFORMATION

BRISSET BEER INTERNATIONAL, INC.

Consolidated Balance Sheets

(Unaudited)

	February 28,	May 31,
	2019	2018
ASSETS
Current Assets
Cash and cash equivalents	$22,082	$15,702
Total Current Assets	22,082	15,702

TOTAL ASSETS	$22,082	$15,702

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$111,282	$80,796
Accrued interest payable	10,060	3,287
Accrued interest payable - related party	2,503	1,275
Due to related parties	3,744	72,459
Derivative liability	111,303	61,618
Note payable	6,500	6,500
Note payable - related parties	-	9,838
Convertible note - related party	7,500	7,500
Convertible notes, net of note discount $32,037 and $12,849 debt discount, respectively	70,463	40,651
Total Current Liabilities	323,355	283,924

STOCKHOLDERS' DEFICIT
Common Stock, Par Value $0.0001, Authorized 500,000,000 shares, 9,863,000 shares issued and outstanding	986	986
Additional paid in capital	1,917,776	1,917,776
Accumulated deficit	(2,220,035)	(2,186,984)
Total STOCKHOLDERS' DEFICIT	(301,273)	(268,222)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$22,082	$15,702

The accompanying notes are an integral part of these financial statements.

BRISSET BEER INTERNATIONAL, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months ended		Nine Months Ended
	February 28,		February 28,
	2019	2018	2019	2018

Revenues	$-	-	$-	$1,430

Operating Expenses
General and administration	515	821	703	8,451
Professional fees	16,640	15,461	65,978	35,008
Management and Director's Fees	15,000	11,250	45,000	33,750
Total operating expenses	32,155	27,532	111,681	77,209

Loss from operations	(32,155)	(27,532)	(111,681)	(75,779)

Other (Expense) Income
Interest expense	(13,066)	(13,242)	(36,978)	(32,106)
Interest expense - related party	-	(281)	(870)	(3,951)
Gain on change in derivative liability	(512)	-	(685)	-
Foreign exchange transaction gain (loss)	1,990	(90)	1,990	(2,850)
Gain on forgivness of debts	115,173	-	115,173	-
Total other income (expense)	103,585	(13,613)	78,630	(38,907)

Net loss before taxes	71,430	(41,145)	(33,051)	(114,686)
Provision for income taxes	-	-	-	-
Net loss	$71,430	(41,145)	$(33,051)	$(114,686)

Net Loss Per Common Share Basic and Diluted	$0.01	(0.00)	$(0.00)	$(0.01)

Weighted Average Common Shares Outstanding - Basic and Diluted	9,863,000	9,863,000	9,863,000	9,863,000

The accompanying notes are an integral part of these financial statements.

BRISSET BEER INTERNATIONAL, INC.

Consolidated Statement of STOCKHOLDERS' DEFICIT

(Unaudited)

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholder's Deficit

Balance - May 31, 2018	9,863,000	$986	$1,917,776	$(2,186,984)	$(268,222)
Net loss	-	-	-	(51,977)	(51,977)
Balance - August 31, 2018	9,863,000	$986	$1,917,776	$(2,238,961)	$(320,199)
Net loss		-	-	(52,504)	(52,504)
Balance - November 30, 2018	9,863,000	$986	$1,917,776	$(2,291,465)	$(372,703)
Net loss		-	-	71,430	71,430
Balance - February 28, 2019	9,863,000	$986	$1,917,776	$(2,220,035)	$(301,273)

Balance - May 31, 2017	9,863,000	$986	$1,925,277	$(1,972,694)	$(46,431)
Debt discount on convertible notes issued	-	-	18,500	-	18,500
Net loss	-	-	-	(23,647)	(23,647)
Balance - August 31, 2017	9,863,000	$986	$1,943,777	$(1,996,341)	$(51,578)
Net loss		-	-	(49,895)	(49,895)
Balance - November 30, 2017	9,863,000	$986	$1,943,777	$(2,046,236)	$(101,473)
Net loss		-	-	(41,145)	(41,145)
Balance - February 28, 2018	9,863,000	$986	$1,943,777	$(2,087,381)	$(142,618)

The accompanying notes are an integral part of these financial statements.

BRISSET BEER INTERNATIONAL, INC.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	February 28,
	2019	2018

Cash Flows from Operating Activities:
Net loss	$(33,051)	$(114,686)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	29,812	33,683
Gain on change in derivative liability	685
Changes in operating assets and liabilities:
Trade and Other receivables	-	9,800
Accounts Payable and Accrued liabilities	30,486	6,880
Accrued interest payable	8,001	-
Due to related parties	(68,715)	30,173
Net Cash Used in Operating Activities	(32,782)	(34,150)

Cash Flows from Financing Activities:
Repayment of promissory notes	(9,838)	-
Proceeds from issuance of convertible debt	49,000	33,500
Net Cash Provided By Financing Activities	39,162	33,500

Net Change in Cash and Cash Equivalents	6,380	(650)
Cash and Cash Equivalents, beginning of period	15,702	1,885
Cash and Cash Equivalents, end of period	$22,082	$1,235

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

BRISSET BEER INTERNATIONAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2019

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

NOTE 2 – ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States (“GAAP”) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company commenced its craft brewing activities in September 2014.  During the six months ended February 28, 2019, the Company has incurred net losses of $33,051 and accumulated deficit of $2,220,035 as of February 28, 2019 . The Company expects losses to continue until it can achieve profitable operations from its craft beer operations.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

BRISSET BEER INTERNATIONAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2019

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The cash account that is held in Canadian Dollar, and foreign exchange transaction gain (loss) resulting from fluctuations in the currency exchange rate between U.S. dollar and Canadian dollar has been recorded in the statements of operations. Translation gain (loss) is reported as a component of other accumulated comprehensive income, which was $0 as of February 28, 2019  and May 31, 2018.

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

BRISSET BEER INTERNATIONAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2019

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

BRISSET BEER INTERNATIONAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2019

As defined by ASC 820, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of February 28, 2019 or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, receivables from related parties, prepaid expenses and other, accounts payable, accrued liabilities, and related party and third party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable to related parties approximates the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements at February 28, 2019 and May 31, 2020:

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of February 28, 2019 :

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Financial Instruments	$-	$-	$111,303	$111,303

As of February 28, 2019 , the Company’s stock price was $0.15, risk-free discount rate of 2.40% and volatility of 0.01%

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of May 31, 2018:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Financial Instruments	$-	$-	$61,618	$61,618

As of May 31, 2018, the Company’s stock price was $0.15, risk-free discount rate of 2.03% and volatility of 0.1%

BRISSET BEER INTERNATIONAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2019

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Amount
Balance May 31, 2018	$61,618
Debt discount originated from derivative liabilities	49,000
685
Balance February 28, 2019	$111,303

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

BRISSET BEER INTERNATIONAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2019

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 4 –PROMISSORY NOTES

Promissory notes payable at February 28, 2019  and May 31, 2018 consists of the following:

	February 28, 2019	May 31, 2018
Dated March 31, 2018	$6,500	$6,500
Total promissory notes payable, gross	6,500	6,500
Less: current portion	-	-
Long-term promissory note payable	$6,500	$6,500

During the six months ended February 28, 2019  and 2017, the Company recorded interest expense of $296 and $0, respectively. As of February 28, 2019 and May 31, 2018, the accrued interest payable was $361 and 65, respectively.

NOTE 5 – CONVERTIBLE NOTES

Convertible notes payable at February 28, 2019  and May 31, 2018 consists of the following:

	February 28, 2019	May 31, 2018
Dated June 6, 2017	$11,000	$11,000
Dated August 4, 2017	7,500	7,500
Dated October 6, 2017	15,000	15,000
Dated March 23, 2018	20,000	20,000
Dated July 13, 2018	9,000	-
Dated December 31, 2018	20,000
Dated February 15, 2019	20,000
Total convertible notes payable, gross	110,500	53,500
Less: Unamortized debt discount	(32,037)	(12,849)
Total convertible notes	$78,463	$40,651

On July 13, 2018, the Company issued a convertible promissory note for proceeds of $9,000. The note matures on January 13, 2019 and accrues interest at 8% per annum. The note is convertible in common stock at 50% discount to the lowest average 20-day trading price. The note has not yet been paid, the default interest rate is 15% per annum and is currently in default.

On December 31, 2018, the Company issued a convertible promissory note for proceeds of $9,000. The note matures on June 30, 2019 and accrues interest at 8% per annum. The note is convertible in common stock at 50% discount to the lowest average 20-day trading price. The note has not yet been paid, the default interest rate is 15% per annun,

BRISSET BEER INTERNATIONAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2019

On February 15, 2019, the Company issued a convertible promissory note for proceeds of $9,000. The note matures on August 14, 2019 and accrues interest at 8% per annum. The note is convertible in common stock at 50% discount to the lowest average 20-day trading price. The note has not yet been paid, the default interest rate is 15% per annun.

During the nine months ended February 28, 2019  and 2018, the Company recorded amortization of the discount as interest expense of $29,812 and $21,430, respectively.

During the six months ended February 28, 2019  and 2017, the Company recorded interest expense of $7,331 and $4,400, respectively. As of February 28, 2019  and May 31, 2018, the accrued interest payable was $11,731 and $4,400, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

PROMISSORY NOTES – RELATED PARTIES

Promissory notes payable to related party at February 28, 2019  and May 31, 2018 consists of the following:

	February 28, 2019	May 31, 2018
Dated March 31, 2018	$9,838	$9,838
Total promissory notes payable, gross	9,838	9,838
Less: current portion	-	-
Long-term promissory note payable	$9,838	$9,838

During the nine months ended February 28, 2019 and 2018, the Company recorded interest expense of $298 and $0, respectively. As of February 28, 2019 and May 31, 2018, the accrued interest payable was $395 and $98, respectively.

CONVERTIBLE NOTE – RELATED PARTY

Convertible note payable to a related party at February 28, 2019 and May 31, 2018 consists of the following:

	February 28, 2019	May 31, 2018
Dated February 17, 2017	$7,500	$7,500
Total convertible notes payable, gross	7,500	7,500
Less: Unamortized debt discount	-	-
Total convertible note	$7,500	$4,268

During the six months ended February 28, 2019  and 2017, the Company recorded interest expense of $853 and $307, respectively. As of February 28, 2019  and May 31, 2018, the accrued interest payable was $1,750 and $1,178, respectively.

BRISSET BEER INTERNATIONAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2019

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock

The Company’s authorized common stock consists of 500,000,000 shares with par value of $0.0001. As of February 28, 2019 and May 31, 2018, the issued and outstanding shares of common stock was 9,863,000.

Warrants

The following is a summary of warrants activity during the year ended February 28, 2019.

	Number of Shares	Weighted Average Exercise Price
Balance, May 31, 2018	12,317,500	0.13

Warrants granted and assumed	—	—
Warrants expired	—	—
Warrants canceled	—	—
Warrants exercised	—	—

Balance, February 28, 2019	12,317,500	0.15

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

Results of Operations for the Three Months Ended February 28, 2019 and 2018

Revenues

We did not earn any revenues during three months ending February 28, 2019 and 2018.

Operating Expenses

Operating expenses increased to $32,155 for the three months ended February 28, 2019 from $27,532 for the same period ended February 28, 2018.

Our operating expenses for the three months ended February 28, 2019 consisted mainly of professional fees of $16,640, Management and Director’s fees of $15,000, and general and administrative costs of $515. In comparison, our operating expenses for the three months ended February 28, 2018 consisted mainly professional fees of $15,461, Management and Director’s fees of $11,250, and general and administrative costs of $821.

Other Income and Expenses

We had other income of $103,585 for the three months ended February 28, 2019, compared with other expenses of $13,613 for the three months ended February 28, 2018.

Our other income for the three months ended February 28, 2019 consisted mainly of $115,173 in gain on forgiveness of debts and $1,990 in foreign exchange transaction gain, offset by $13,066 in interest expense and a loss on change of derivative liability of $512, compared with the three months ended February 28, 2018, which consisted mainly of $13,242 in interest expense, $281 in interest expense – related party, and foreign exchange transaction loss of $90.

Net Income

We recorded a net income of $71,430 for the three months ended February 28, 2019, as compared with a net loss of $41,145 for the three months ended February 28, 2018.

Results of Operations for the Nine Months Ended February 28, 2019 and 2018

Revenues

Our revenue from product sales for the nine months ended February 28, 2019 was $0, a decrease from $1,430 for the same period ended February 28, 2018.

The decrease in revenue for nine months ended February 28, 2019 was mainly due to a decrease in product sales.

Operating Expenses

Operating expenses increased to $111,681 for the nine months ended February 28, 2019 from $77,209 for the same period ended February 28, 2018.

Our operating expenses for the nine months ended February 28, 2019 consisted mainly of professional fees of $65,978, Management and Director’s fees of $45,000, and general and administrative costs of $703. In comparison, our operating expenses for the nine months ended February 28, 2018 consisted mainly professional fees of $35,008, Management and Director’s fees of $33,750, and general and administrative costs of $8,451.

Other Income and Expenses

We had other income of $78,630 for the nine months ended February 28, 2019, compared with other expenses of $38,907 for the nine months ended February 28, 2018.

Our other income for the nine months ended February 28, 2019 consisted mainly of $115,173 in gain on forgiveness of debts and $1,990 in foreign exchange transaction gain, offset by $36,978 in interest expense, $870 in interest expense – related party, and a loss on change of derivative liability of $685, compared with the nine months ended February 28, 2018, which consisted mainly of $32,106 in interest expense, $3,951 in interest expense – related party, and foreign exchange transaction loss of $2,850.

Net Loss

We recorded a net loss of $33,051 for the nine months ended February 28, 2019, as compared with a net loss of $114,686 for the nine months ended February 28, 2018.

Liquidity and Capital Resources

As of February 28, 2019, we had total current assets of $22,082 and total assets in the amount of $22,082. Our total current liabilities as of February 28, 2019 were $323,355. We had a working capital deficit of $301,273 as of February 28, 2019, compared with a working capital deficit of $268,222 as of May 31, 2018.

For the nine months ended February 28, 2019, net cash flows used in operating activities consisted of a net loss of $33,051, reduced by amortization of debt discounts of $29,812 and a loss on change in derivative liabilities of $685, and increased by a net increase in change of operating assets and liabilities of $30,228. For the nine months ended February 28, 2018, net cash flows used in operating activities consisted of a net loss of $114,686, reduced by amortization of debt discounts of $33,683, and a net decrease in change of operating assets and liabilities of $46,853.

For the nine months ended February 28, 2019 and 2018, no cashflows were used in investing activities.

Cash flows provided by financing activities during the nine months ended February 28, 2019 amounted to $39,162, as compared with $33,500 for the nine months ended February 28, 2018. Our cash flows for the nine months ended February 28, 2019 consisted of $40,000 from the issuance of convertible debt offset by $9,838 used in the repayment of promissory notes. Our cash flows for the nine months ended February 28, 2018 consisted of $33,500 from the issuance of convertible debt.

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred cumulative net losses of $2,220,035 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations. The ability to successfully resolve these factors raise substantial doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Off Balance Sheet Arrangements

As of February 28, 2019, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of February 28, 2019. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that the Company's disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

