Form 10-Q
period 2020-02-29
Brisset Beer International, Inc.
filed 2022-07-13
CIK 1495648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 29, 2020

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

PART I—FINANCIAL INFORMATION

BRISSET BEER INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	February 29, 2020	May 31, 2019
ASSETS
Current assets
Cash	$-	$35
Total current assets	-	35

Total assets	$-	$35

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	198,549	152,875
Accrued interest payable	25,455	13,355
Accrued interest payable - related party	3,078	2,791
Derivative liability	110,743	111,255
Note payable	6,500	6,500
Convertible note - related party	7,500	7,500
Convertible notes, net of note discount $0 and $11,649 debt discount, respectively	102,500	90,851
Total current liabilities	454,325	385,127

Total liabilities	454,325	385,127

Stockholders' deficit
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 9,863,000 and 9,863,000 shares issued and outstanding as of February 29, 2020 and May 31, 2019, respectively	986	986
Additional paid in capital	1,917,776	1,917,776
Accumulated deficit	(2,373,087)	(2,303,854)
Total stockholders' deficit	(454,325)	(385,092)

Total liabilities and stockholders' deficit	$-	$35

See accompanying notes to the consolidated financial statements

BRISSET BEER INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months		For the nine months
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019

Revenue	$-	$-	$-	$-

Operating expenses
General and administration	-	515	33	703
Professional fees	14,967	16,640	45,675	65,978
Management and Director's Fees	-	15,000	-	45,000
Total operating expenses	14,967	32,155	45,708	111,681

Loss from operations	(14,967)	(32,155)	(45,708)	(111,681)

Other income (expenses)
Interest expense	(4,200)	(13,066)	(24,037)	(37,848)
Gain/Loss on change of derivative liability	92	(512)	512	(685)
Foreign exchange transaction gain	-	1,990	-	1,990
Gain on forgiveness of debts	-	115,173	-	115,173
Total income (expenses)	(4,108)	103,585	(23,525)	78,630

Net loss before tax provision	(19,075)	71,430	(69,233)	(33,051)
Tax provision	-	-	-	-
Net loss	$(19,075)	$71,430	$(69,233)	$(33,051)

Net loss per common share - basic and diluted	$(0.00)	$0.01	$(0.01)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	9,863,000	9,863,000	9,863,000	9,863,000

See accompanying notes to the consolidated financial statements

 BRISSET BEER INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance, May 31, 2019	9,863,000	986	1,917,776	(2,303,854)	(385,092)
Net loss	-	-	-	(30,754)	(30,754)
Balance, August 31, 2019	9,863,000	986	1,917,776	(2,334,608)	(415,846)
Net loss	-	-	-	(19,404)	(19,404)
Balance, November 30, 2019	9,863,000	986	1,917,776	(2,354,012)	(435,250)
Net loss	-	-	-	(19,075)	(19,075)
Balance, February 29, 2020	9,863,000	986	1,917,776	(2,373,087)	(454,325)

Balance, May 31, 2018	9,863,000	986	1,917,776	(2,186,984)	(268,222)
Net loss	-	-	-	(51,977)	(51,977)
Balance, August 31, 2018	9,863,000	986	1,917,776	(2,238,961)	(320,199)
Net loss	-	-	-	(52,504)	(52,504)
Balance, November 30, 2018	9,863,000	986	1,917,776	(2,291,465)	(372,703)
Net loss	-	-	-	71,430	71,430
Balance, February 28, 2019	9,863,000	986	1,917,776	(2,220,035)	(301,273)

See accompanying notes to the consolidated financial statements

BRISSET BEER INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended
	February 29, 2020	February 28, 2019
Cash Flows from Operating Activities
Net loss	$(69,233)	$(33,051)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain/Loss on change in derivative liability	(512)	685
Amortization of debt discount	11,649	29,812
Changes in assets and liabilities
Bank overdraft	35
Accounts Payable and Accrued liabilities	45,674	30,486
Accrued interest payable	12,387	8,001
Due to related parties	-	(68,715)
Net cash used in operating activities	-	(32,782)

Cash Flows from Financing Activities:
Repayment of promissory notes	-	(9,838)
Proceeds from convertible notes payable	-	49,000
Net cash provided by financing activities	-	39,162

Net increase in cash	-	6,380

Cash, beginning of period	35	15,702

Cash, end of period	$35	$22,082

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to the consolidated financial statements

BRISSET BEER INTERNATIONAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2020

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States (“GAAP”) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company commenced its craft brewing activities in September 2014.  During the nine months ended February 29, 2020, the Company has incurred net losses of $69,233 and accumulated deficits of $2,373,087. The Company expects losses to continue until it can achieve profitable operations from its craft beer operations.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

We will be required to expend substantial amounts of working capital in order to brew, distribute and market our Broken 7 brand of craft beer.  Our current operations have been funded entirely from capital raised from our private offering of securities, as well as additional funding through the issuance of convertible notes and stock issuances. We are entirely dependent on our ability to attract and receive additional funding from either the sale of securities or outside sources such as private investment or a strategic partner. We currently have no firm agreements or arrangements with respect to any such financing and there can be no assurance that any needed funds will be available to us on acceptable terms or at all. The inability to obtain sufficient funding of our operations in the future will restrict our ability to grow and reduce our ability to continue to conduct business operations. Our failure to raise additional funds will adversely affect our business operations, and may require us to suspend our operations, which in turn may result in a loss to the purchasers of our common stock.  If we are unable to obtain necessary financing, we will likely be required to curtail our development plans which could cause us to become dormant. Any additional equity financing may involve substantial dilution to our then existing stockholders.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The cash account that is held in Canadian Dollar, and foreign exchange transaction gain (loss) resulting from fluctuations in the currency exchange rate between U.S. dollar and Canadian dollar has been recorded in the statements of operations. Translation gain (loss) is reported as a component of other accumulated comprehensive income, which was nil during the year ended February 29, 2020 and 2019.

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

As defined by ASC 820, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of February 29, 2020 or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, receivables from related parties, prepaid expenses and other, accounts payable, accrued liabilities, and related party and third party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable to related parties approximates the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements at February 29, 2020 and May 31, 2019.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of February 29, 2020:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Financial Instruments	$-	$-	$110,743	$110,743

As of February 29, 2020, the Company’s stock price was $0.15, risk-free discount rate of 1.45% and volatility of 0.01%

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of May 31, 2019:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Financial Instruments	$-	$-	$111,255	$111,255

As of May 31, 2019, the Company’s stock price was $0.15, risk-free discount rate of 2.31% and volatility of 0.1%

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Amount
Balance May 31, 2019	$111,255
Change in fair market value of derivative liabilities	(512)
Balance February 29, 2020	$110,743

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

NOTE 4 –PROMISSORY NOTES

Promissory notes payable at February 29, 2020 and May 31, 2019 consists of the following:

	February 29, 2020	May 31, 2019
Dated March 31, 2018	$6,500	$6,500
Total promissory notes payable, gross	6,500	6,500
Less: current portion	-	-
Long-term promissory note payable	$6,500	$6,500

On March 31, 2018, the Company issued a promissory note for proceeds of $6,500. The note matures on September 23, 2018 and accrues interest at 1.5% per quarter.

During the nine months ended February 29, 2020 and 2019, the Company recorded interest expense of $100 and $100, respectively.

NOTE 5 – CONVERTIBLE NOTES

Convertible notes payable at February 29, 2020 and May 31, 2019 consists of the following:

	February 29, 2020	May 31, 2019
Dated June 6, 2017, in default	$11,000	$11,000
Dated August 4, 2017, in default	7,500	7,500
Dated October 6, 2017, in default	15,000	15,000
Dated March 23, 2018, in default	20,000	20,000
Dated July 31, 2018, in default	20,000	20,000
Dated December 31, 2018, in default	9,000	9,000
Dated February 15, 2019, in default	20,000	20,000
Total convertible notes payable, gross	102,500	102,500
Less: Unamortized debt discount	-	(11,649)
Total convertible notes	$102,500	$90,851

During the nine months ended February 29, 2020 and 2019, the Company recorded interest expense of $22,887 and $37,143, respectively.

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

During the nine months ended February 29, 2020 and 2019, the Company recorded interest expense of $853 and $853, respectively.

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock

The Company’s authorized common stock consists of 500,000,000 shares with par value of $0.0001. As of February 29, 2020 and May 31, 2019, the issued and outstanding shares of common stock was 9,863,000.

Warrants

The following is a summary of warrants activity during the year ended February 29, 2020 and May 31, 2019.

	Number of Shares	Weighted Average Exercise Price
Balance, May 31, 2019	9,317,500	0.15

Warrants expired	(1,485,000)	0.21

Balance, February 29, 2020	7,832,500	0.14

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements of BRISSET BEER INTERNATIONAL, INC. . (f.k.a. Brisset Beer International, Inc.) (the “Company”), which are included elsewhere in this Form 10-Q.  Certain statements contained in this report, including statements regarding the anticipated development and expansion of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are “forward-looking” statements.  Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

All forward-looking statements speak only as of the date on which they are made. The Company undertakes no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

Results of Operations for the Three Months Ended February 29, 2020 and 2019

Revenues

We did not earn any revenues during three months ending February 29, 2020 and 2019.

Operating Expenses

Operating expenses decreased to $14,967 for the three months ended February 29, 2020 from $32,155 for the same period ended February 28, 2019.

Our operating expenses for the three months ended February 29, 2020 consisted mainly of professional fees of $14,967. Our operating expenses for the three months ended February 28, 2019 consisted mainly of professional fees of $16,640, management and director fees of $15,000, and administrative costs of 515.

Other Income and Expenses

We had other expenses of $4,108 for the three months ended February 29, 2020, compared with other expenses of $103,585 for the three months ended February 28, 2019.

Our other expenses for the three months ended February 29, 2020 consisted mainly of interest expense of $4,200 and a gain on change of derivative liability of $92, compared with the three months ended February 28, 2019, which consisted mainly of $13,066 in interest expense and a loss on change of derivative liability of $512, and gains on foreign translation and forgiveness of debts amounting to $117,163.

Net Income(loss)

We recorded a net loss of $19,075 for the three months ended February 29, 2020, as compared with a net income of $71,430 for the three months ended February 28, 2019.

Results of Operations for the Nine Months Ended February 29, 2020 and 2019

Revenues

We did not earn any revenues during nine months ending February 29, 2020 and 2019.

Operating Expenses

Operating expenses decreased to $45,708 for the nine months ended February 29, 2020 from $111,681 for the same period ended February 28, 2019.

Our operating expenses for the three months ended February 29, 2020 consisted mainly of professional fees of $45,675 and administrative costs of $33. Our operating expenses for the three months ended February 28, 2019 consisted mainly of professional fees of $65,978, management and director fees of $45,000, and administrative costs of 703.

Other Income and Expenses

We had other expenses of $23,525 for the three months ended February 29, 2020, compared with other expenses of $78,630 for the three months ended February 28, 2019.

Our other expenses for the three months ended February 29, 2020 consisted mainly of interest expense of $24,037 and a gain on change of derivative liability of $512, compared with the three months ended February 28, 2019, which consisted mainly of $37,848 in interest expense and a loss on change of derivative liability of $685, and gains on foreign translation and forgiveness of debts amounting to $117,163.

Net Loss

We recorded a net loss of $69,233 for the nine months ended February 29, 2020, as compared with a net loss of $33,051for the nine months ended February 29, 2020.

Liquidity and Capital Resources

As of February 29, 2020, we had total current assets of $0 and total assets in the amount of $0. Our total current liabilities as of February 29, 2020 were $454,325. We had a working capital deficit of $454,325 as of February 29, 2020, compared with a working capital deficit of $385,127 as of May 31, 2019.

For the nine months ended February 29, 2020, net cash flows used in operating activities consisted of a net loss of $69,233 and a loss on change in derivative liabilities of $420, reduced by amortization of debt discounts of $11,649,  and increased by a net increase in change of operating assets and liabilities of $38,894. For the nine months ended February 28, 2019, net cash flows used in operating activities consisted of a net loss of $33,051, reduced by amortization of debt discounts of $29,812 and a loss on change in derivative liabilities of $685, and a net decrease in change of operating assets and liabilities of $32,782.

Cash flows provided by financing activities during the nine months ended February 29, 2020 amounted to $0, as compared with $39,162 for the nine months ended February 28, 2019. Our cash flows for the nine months ended February 28, 2019 consisted of $49,000 from the issuance of convertible debt offset by $9,838 used in the repayment of promissory notes.

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred cumulative net losses of $2,373,087 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations. The ability to successfully resolve these factors raise substantial doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Off Balance Sheet Arrangements

As of February 29, 2020, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of February 29, 2020. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that the Company's disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

