Form 10-Q
period 2021-02-28
Brisset Beer International, Inc.
filed 2022-07-13
CIK 1495648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 000-54452

RISSET BEER INTERNATIONAL, INC
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

PART I—FINANCIAL INFORMATION

BRISSET BEER INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	February 28, 2021	May 31, 2020
ASSETS
Current assets
Cash	$-	$-
Total current assets	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	199,865	199,247
Accrued interest payable	42,536	29,556
Accrued interest payable - related party	3,078	3,935
Derivative liability	110,017	110,067
Note payable	6,500	6,500
Convertible note - related party	7,500	7,500
Convertible notes, net of note discount $0 and $11,649 debt discount, respectively	102,500	102,500
Total current liabilities	471,996	459,305

Total liabilities	471,996	459,305

Stockholders' deficit

Common stock, $0.001 par value, 1,000,000,000 shares authorized, 9,863,000 and 9,863,000 shares issued and outstanding as of February 28, 2021 and May 31, 2020, respectively	986	986
Additional paid in capital	1,917,776	1,917,776
Accumulated deficit	(2,390,758)	(2,378,067)
Total stockholders' deficit	(471,996)	(459,305)

Total liabilities and stockholders' deficit	$-	$-

See accompanying notes to the consolidated financial statements

BRISSET BEER INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months		For the nine months
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020

Revenue	$-	$-	$-	$-

Operating expenses
General and administration	-	(33)	-	33
Professional fees	-	15,000	-	45,675
Total operating expenses	-	14,967	-	45,708

Loss from operations	-	(14,967)	-	(45,708)

Other income (expenses)
Interest expense	(4,201)	(4,200)	(12,741)	(24,037)
Gain/Loss on change of derivative liability	22	92	50	512
Total income (expenses)	(4,179)	(4,108)	(12,691)	(23,525)

Net loss before tax provision	(4,179)	(19,075)	(12,691)	(69,233)
Tax provision	-	-	-	-
Net loss	$(4,179)	$(19,075)	$(12,691)	$(69,233)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	9,863,000	9,863,000	9,863,000	9,863,000

See accompanying notes to the consolidated financial statements

BRISSET BEER INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance, May 31, 2020	9,863,000	986	1,917,776	(2,378,067)	(459,305)
Net loss	-	-	-	(4,265)	(4,265)
Balance, August 31, 2020	9,863,000	986	1,917,776	(2,382,332)	(463,570)
Net loss	-	-	-	(4,247)	(4,247)
Balance, November 30, 2020	9,863,000	986	1,917,776	(2,386,579)	(467,817)
Net loss	-	-	-	(4,179)	(4,179)
Balance, February 28, 2021	9,863,000	986	1,917,776	(2,390,758)	(471,996)

Balance, May 31, 2019	9,863,000	986	1,917,776	(2,303,854)	(385,092)
Net loss	-	-	-	(30,754)	(30,754)
Balance, August 31, 2019	9,863,000	986	1,917,776	(2,334,608)	(415,846)
Net loss	-	-	-	(19,404)	(19,404)
Balance, November 30, 2019	9,863,000	986	1,917,776	(2,354,012)	(435,250)
Net loss	-	-	-	(19,075)	(19,075)
Balance, February 29, 2020	9,863,000	986	1,917,776	(2,373,087)	(454,325)

See accompanying notes to the consolidated financial statements

BRISSET BEER INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended
	February 28, 2021	February 29, 2020
Cash Flows from Operating Activities
Net loss	$(12,691)	$(69,233)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain/Loss on change in derivative liability	(50)	(512)
Amortization of debt discount	-	11,649
Changes in assets and liabilities
Bank overdraft	32	35
Accounts Payable and Accrued liabilities	618	45,674
Accrued interest payable	12,123	12,387
Net cash used in operating activities	32	-

Cash Flows from Financing Activities:
Net cash provided by financing activities	-	-

Net increase in cash	32	-

Cash, beginning of period	(32)	35

Cash, end of period	$-	$35

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to the consolidated financial statements

BRISSET BEER INTERNATIONAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2021

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States (“GAAP”) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company commenced its craft brewing activities in September 2014. During the nine months ended February 28, 2021, the Company has incurred net losses of $21,691 and accumulated deficits of $2,390,758. The Company expects losses to continue until it can achieve profitable operations from its craft beer operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The cash account that is held in Canadian Dollar, and foreign exchange transaction gain (loss) resulting from fluctuations in the currency exchange rate between U.S. dollar and Canadian dollar has been recorded in the statements of operations. Translation gain (loss) is reported as a component of other accumulated comprehensive income, which was nil during the year ended February 28, 2021 and 2020.

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

As defined by ASC 820, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of February 28, 2021 or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, receivables from related parties, prepaid expenses and other, accounts payable, accrued liabilities, and related party and third party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable to related parties approximates the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements at February 28, 2021 and May 31, 2020.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of February 28, 2021:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Financial Instruments	$-	$-	$110,017	$110,017

As of February 28, 2021, the Company’s stock price was $0.15, risk-free discount rate of 0.04% and volatility of 0.01%

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of May 31, 2020:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Financial Instruments	$-	$-	$110,067	$110,067

As of May 31, 2020, the Company’s stock price was $0.15, risk-free discount rate of 0.13% and volatility of 0.1%

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Amount
Balance May 31, 2020	$110,067
Change in fair market value of derivative liabilities	(50)
Balance February 28, 2021	$110,017

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

NOTE 4 – PROMISSORY NOTES

Promissory notes payable at February 28, 2021 and May 31, 2020 consists of the following:

	February 28, 2021	May 31, 2020
Dated March 31, 2018	$6,500	$6,500
Total promissory notes payable, gross	6,500	6,500
Less: current portion	-	-
Long-term promissory note payable	$6,500	$6,500

On March 31, 2018, the Company issued a promissory note for proceeds of $6,500. The note matures on September 23, 2018 and accrues interest at 1.5% per quarter.

During the three months ended February 28, 2021 and 2020, the Company recorded interest expense of $100 and $100, respectively.

NOTE 5 – CONVERTIBLE NOTES

Convertible notes payable at February 28, 2021 and May 31, 2020 consists of the following:

	February 28, 2021	May 31, 2020
Dated June 6, 2017, in default	$11,000	$11,000
Dated August 4, 2017, in default	7,500	7,500
Dated October 6, 2017, in default	15,000	15,000
Dated March 23, 2018, in default	20,000	20,000
Dated July 31, 2018, in default	20,000	20,000
Dated December 31, 2018, in default	9,000	9,000
Dated February 15, 2019, in default	20,000	20,000
Total convertible notes payable, gross	102,500	102,500
Less: Unamortized debt discount	-	-
Total convertible notes	$102,500	$102,500

During the nine months ended February 28, 2021 and 2020, the Company recorded interest expense of $11,036 and $11,036, respectively.

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

During the nine months ended February 28, 2021 and 2020, the Company recorded interest expense of $296 and $296, respectively.

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock

The Company’s authorized common stock consists of 500,000,000 shares with par value of $0.0001. As of February 28, 2021 and May 31, 2020, the issued and outstanding shares of common stock was 9,863,000.

Warrants

The following is a summary of warrants activity during the year ended February 28, 2021 and May 31, 2020.

	Number of Shares	Weighted Average Exercise Price
Balance, May 31, 2019	9,317,500	0.15

Warrants expired	(1,485,000)	0.21

Balance, May 31, 2020	7,832,500	0.14
Warrants expired	(1,832,000)	0.35

Balance, February 28, 2021	6,000,000	0.08

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

Results of Operations for the Three Months Ended February 28, 2021 and 2020

Revenues

We did not earn any revenues during three months ending February 28, 2021 and 2020.

Operating Expenses

Operating expenses decreased to $0 for the three months ended February 28, 2021 from $14,967 for the same period ended February 28, 2020.

Our operating expenses for the three months ended February 28, 2020 consisted mainly of professional fees of $15,000 and administrative costs of ($33).

Other Income and Expenses

We had other expenses of $4,179 for the three months ended February 28, 2021, compared with other expenses of $4,108 for the three months ended February 28, 2020.

Our other expenses for the three months ended February 28, 2021 consisted mainly of interest expense of $4,201 and a gain on change of derivative liability of $22, compared with the three months ended February 28, 2020, which consisted mainly of $4,200 in interest expense and a gain on change of derivative liability of $50.

Net Income

We recorded a net loss of $4,179 for the three months ended February 28, 2021, as compared with a net loss of $19,075 for the three months ended February 28, 2020.

Results of Operations for the Nine Months Ended February 28, 2021 and 2020

Revenues

We did not earn any revenues during nine months ending February 28, 2021 and 2020.

Operating Expenses

Operating expenses decreased to $0 for the nine months ended February 28, 2021 from $45,708 for the same period ended February 28, 2020.

Our operating expenses for the nine months ended February 28, 2020 consisted mainly of professional fees of $45,675 and general and administrative costs of $33.

Other Income and Expenses

We had other income of $12,691 for the nine months ended February 28, 2021, compared with other expenses of $23,525 for the nine months ended February 28, 2020.

Our other income for the nine months ended February 28, 2021 consisted mainly of $12,741 in interest expense and a loss on change of derivative liability of $50, compared with the nine months ended February 28, 2020, which consisted mainly of $24,037 in interest expense and a loss on change of derivative liability of $512.

Net Loss

We recorded a net loss of $12,961 for the nine months ended February 28, 2021, as compared with a net loss of $69,233 for the nine months ended February 28, 2020.

Liquidity and Capital Resources

As of February 28, 2021, we had total current assets of $0 and total assets in the amount of $0. Our total current liabilities as of February 28, 2021 were $471,996. We had a working capital deficit of 471,996 as of February 28, 2021, compared with a working capital deficit of $459,305 as of May 31, 2020.

For the nine months ended February 28, 2021, net cash flows provided by operating activities consisted of a net loss of $32 and a loss on change in derivative liabilities of $50, and increased by a net increase in change of operating assets and liabilities of $12,773. For the nine months ended February 28, 2020, net cash flows used in operating activities consisted of a net loss of $69,233, reduced by amortization of debt discounts of $11,649 and a loss on change in derivative liabilities of $420, and a net decrease in change of operating assets and liabilities of $38,894.

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred cumulative net losses of $2,390,758 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations. The ability to successfully resolve these factors raise substantial doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Off Balance Sheet Arrangements

As of February 28, 2021, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of February 28, 2021. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None not previously reported.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mining Safety Disclosures

Not applicable.

Item 5. Other information

None.

Item 6. Exhibits

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation, as amended(1)

3.2	Bylaws(2)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)(3)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)(3)

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Document

101.LAB*	XBRL Taxonomy Extension Definition Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

 ____________

(1)	Previously filed as an Appendix to the Company’s Information Statement on Schedule 14C filed with the SEC on June 24, 2014.
(2)	Previously filed as Exhibit 4.1 to Registration Statement, filed with the Securities and Exchange Commission on July 1, 2010, file no. 333-167917
(3)	Filed Herewith

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

