Form 10-Q
period 2021-08-31
Brisset Beer International, Inc.
filed 2022-07-13
CIK 1495648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2021

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

370 Guy, Suite G9 Montreal Canada H31-1S6

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

PART I—FINANCIAL INFORMATION

BRISSET BEER INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	August 31, 2021	May 31, 2021
ASSETS
Current assets
Cash	$-	$-
Total current assets	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	203,600	198,453
Accrued interest payable	49,299	45,055
Accrued interest payable - related party	3,078	5,075
Derivative liability	110,012	110,001
Note payable	6,500	6,500
Convertible note - related party	7,500	7,500
Convertible notes, net of note discount $0 and $0 debt discount, respectively	102,500	102,500
Total current liabilities	482,489	475,084

Total liabilities	482,489	475,084

Stockholders' deficit
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 9,863,000 and 9,863,000 shares issued and outstanding as of August 31, 2021 and May 31, 2021, respectively	986	986
Additional paid in capital	1,917,776	1,917,776
Accumulated deficit	(2,401,251)	(2,393,846)
Total stockholders' deficit	(482,489)	(475,084)

Total liabilities and stockholders' deficit	$-	$-

See accompanying notes to the consolidated financial statements

BRISSET BEER INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months
	August 31, 2021	August 31, 2020

Revenue	$-	$-

Operating expenses
General and administration	-	-
Professional fees	3,100	-
Total operating expenses	3,100	-

Loss from operations	(3,100)	-

Other income (expenses)
Interest expense	(4,294)	(4,293)
Gain/Loss on change of derivative liability	(11)	28
Total income (expenses)	(4,305)	(4,265)

Net loss before tax provision	(7,405)	(4,265)
Tax provision	-	-
Net loss	$(7,405)	$(4,265)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	9,863,000	9,863,000

See accompanying notes to the consolidated financial statements

BRISSET BEER INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance, May 31, 2021	9,863,000	986	1,917,776	(2,393,846)	(475,084)
Net loss	-	-	-	(7,405)	(7,405)
Balance, August 31, 2021	9,863,000	986	1,917,776	(2,401,251)	(482,489)

Balance, May 31, 2020	9,863,000	986	1,917,776	(2,378,067)	(459,305)
Net loss	-	-	-	(4,265)	(4,265)
Balance, August 31, 2020	9,863,000	986	1,917,776	(2,382,332)	(463,570)

See accompanying notes to the consolidated financial statements

BRISSET BEER INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended
	August 31, 2021	August 31, 2020
Cash Flows from Operating Activities
Net loss	$(7,405)	$(4,265)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain/Loss on change in derivative liability	11	(28)
Changes in assets and liabilities
Bank overdraft	32	32
Accounts Payable and Accrued liabilities	5,147	618
Accrued interest payable	2,247	3,675
Net cash used in operating activities	32	(32)

Cash Flows from Financing Activities:
Net cash provided by financing activities	-	-

Net increase in cash	32	32

Cash, beginning of period	(32)	(32)

Cash, end of period	$-	$-

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to the consolidated financial statements

BRISSET BEER INTERNATIONAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2021

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States (“GAAP”) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company commenced its craft brewing activities in September 2014. During the three months ended August 31, 2021, the Company has incurred net losses of $7,405 and accumulated deficits of $2,401,251. The Company expects losses to continue until it can achieve profitable operations from its craft beer operations.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The cash account that is held in Canadian Dollar, and foreign exchange transaction gain (loss) resulting from fluctuations in the currency exchange rate between U.S. dollar and Canadian dollar has been recorded in the statements of operations. Translation gain (loss) is reported as a component of other accumulated comprehensive income, which was nil during the three months ended August 31, 2021 and 2020.

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

As defined by ASC 820, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of August 31, 2021 or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, receivables from related parties, prepaid expenses and other, accounts payable, accrued liabilities, and related party and third party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable to related parties approximates the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements at August 31, 2021 and May 31, 2021.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of August 31, 2021:

2021:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Financial Instruments	$-	$-	$110,012	$110,012

As of August 31, 2021, the Company’s stock price was $0.15, risk-free discount rate of 0.03% and volatility of 0.01%

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of May 31, 2021:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Financial Instruments	$-	$-	$110,001	$110,001

As of May 31, 2021, the Company’s stock price was $0.15, risk-free discount rate of 0.01% and volatility of 0.1%

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Amount
Balance May 31, 2021	$110,001
Change in fair market value of derivative liabilities	11
Balance August 31, 2021	$110,012

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

NOTE 4 –PROMISSORY NOTES

Promissory notes payable at August 31, 2021 and May 31, 2021 consists of the following:

	August 31, 2021	May 31, 2021
Dated March 31, 2018	$6,500	$6,500
Total promissory notes payable, gross	6,500	6,500
Less: current portion	-	-
Long-term promissory note payable	$6,500	$6,500

On March 31, 2018, the Company issued a promissory note for proceeds of $6,500. The note matures on September 23, 2018 and accrues interest at 1.5% per quarter.

During the three months ended August 31, 2021 and 2020, the Company recorded interest expense of $100 and $100, respectively.

NOTE 5 – CONVERTIBLE NOTES

Convertible notes payable at August 31, 2021 and May 31, 2021 consists of the following:

	August 31, 2021	May 31, 2021
Dated June 6, 2017, in default	$11,000	$11,000
Dated August 4, 2017, in default	7,500	7,500
Dated October 6, 2017, in default	15,000	15,000
Dated March 23, 2018, in default	20,000	20,000
Dated July 31, 2018, in default	20,000	20,000
Dated December 31, 2018, in default	9,000	9,000
Dated February 15, 2019, in default	20,000	20,000
Total convertible notes payable, gross	102,500	102,500
Less: Unamortized debt discount	-	-
Total convertible notes	$102,500	$102,500

During the three months ended August 31, 2021 and 2020, the Company recorded interest expense of $3,906 and $3,553, respectively.

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

During the three months ended August 31, 2021 and 2020, the Company recorded interest expense of $288 and $288, respectively.

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock

The Company’s authorized common stock consists of 500,000,000 shares with par value of $0.0001. As of August 31, 2021 and May 31, 2021, the issued and outstanding shares of common stock was 9,863,000.

Warrants

The following is a summary of warrants activity during the year ended August 31, 2021 and May 31, 2021.

	Number of Shares	Weighted Average Exercise Price
Balance, May 31, 2020	9,317,500	0.15

Warrants expired	(1,485,000)	0.21

Balance, May 31, 2021	7,832,500	0.14
Warrants expired	(7,832,500)	0.35

Balance, August 31, 2021	0	0.00

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

On November 12, 2021, the holders of certain convertibles notes issued on July ,13, 2018, March 23, 2018, December 31, 2018 and February 15, 2019 assigned their balances to a new note holder. On the same date the new noteholder issued new notes in replacement of the assigned notes. Under the new notes the conversion feature was removed, the  balances carry no interest and are due upon 10 days written notice.

Subsequent to quarter end, the Company issued various convertible notes amounting to $52,500 for general operating purposes. The notes carry a 10% interest rate and are due upon 10 days written notice.

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

Results of Operations for the Three Months Ended August 31, 2021 August 31, 2021 and 2020

Revenues

There were no revenues for the three months ended August 31, 2021 and 2020.

Operating Expenses

Operating expenses increased to $3,100 for the three months ended August 31, 2021 from $0 for the same period ended August 31, 2020.

Our operating expenses for the three months ended August 31, 2021 consisted mainly of professional fees of $3,100.

Other Expenses

We had other expenses of $4,305 for the three months ended August 31, 2021, compared with other expenses of $4,265 for the three months ended August 31, 2020.

Our other expenses for the three months ended August 31, 2021 consisted primarily of $4,294 in interest expense and change in derivative liability of $11, compared with the three months ended August 31, 2020 which consisted primarily of $4,293 in interest expense and change in derivative liability of $28.

Net Loss

We recorded a net loss of $7,405 for the three months ended August 31, 2021, as compared with a net loss of $4,265 for the three months ended August 31, 2020.

Liquidity and Capital Resources

As of August 31, 2021, we had total current assets of $0 and total assets in the amount of $0. Our total current liabilities as of August 31, 2021 were $482,489. We had a working capital deficit of $482,489 as of August 31, 2021, compared with a working capital deficit of $475,084 as of May 31, 2021.

For the three months ended August 31, 2021, net cash flows provided by operating activities consisted of a net loss of $7,405, reduced by loss on change in derivative liabilities of $11, and a net imcrease in change of operating assets and liabilities of $7,426. For the three months ended August 31, 2020, net cash flows used in operating activities consisted of a net loss of $4,265, loss on change in derivative liabilities of $28, and a net increase in change of operating assets and liabilities of $4,235.

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred cumulative net losses of $2,401,251 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations. The ability to successfully resolve these factors raise substantial doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Off Balance Sheet Arrangements

As of August 31, 2021, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of August 31, 2021. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that the Company's disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

 ________________________

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

