Form 10-Q
period 2022-02-28
Brisset Beer International, Inc.
filed 2022-07-13
CIK 1495648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

PART I—FINANCIAL INFORMATION

BRISSET BEER INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	February 28, 2022	May 31, 2021
ASSETS
Current assets
Cash	$480	$-
Total current assets	480	-

Total assets	$480	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	198,676	198,453
Accrued interest payable	7,348	45,055
Accrued interest payable - related party	3,078	5,075
Derivative liability	7,501	110,001
Note payable	119,000	6,500
Convertible note - related party	7,500	7,500
Convertible notes	31,500	102,500
Total current liabilities	374,603	475,084

Total liabilities	374,603	475,084

Stockholders' deficit
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 9,863,000 and 9,863,000 shares issued and outstanding as of February 28, 2022 and May 31, 2021, respectively	986	986
Additional paid in capital	2,020,298	1,917,776
Accumulated deficit	(2,395,407)	(2,393,846)
Total stockholders' deficit	(374,123)	(475,084)

Total liabilities and stockholders' deficit	$480	$-

See accompanying notes to the consolidated financial statements

 BRISSET BEER INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months		For the nine months
	February 28, 2022	February 28, 2021	February 28, 2022	February 28, 2021

Revenue	$-	$-	$-	$-

Operating expenses
General and administration	251	-	261	-
Professional fees	52,422	-	74,259	-
Total operating expenses	52,673	-	74,520	-

Loss from operations	(52,673)	-	(74,520)	-

Other income (expenses)
Interest expense	-	(4,201)	(11,576)	(12,741)
Gain/Loss on change of derivative liability	(11)	22	(22)	500
Gain on forgiveness of notes payable	-	-	84,557	-
Total income (expenses)	-	(4,179)	72,959	(12,241)

Net loss before tax provision	(52,684)	(4,179)	(1,561)	(12,241)
Tax provision	-	-	-	-
Net loss	$(52,684)	$(4,179)	$(1,561)	$(12,241)

Net loss per common share - basic and diluted	$(0.01)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	9,863,000	9,863,000	9,863,000	9,863,000

See accompanying notes to the consolidated financial statements

BRISSET BEER INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance, May 31, 2021	9,863,000	986	1,917,776	(2,393,846)	(475,084)
Net loss	-	-	-	(7,405)	(7,405)
Balance, August 31, 2021	9,863,000	986	1,917,776	(2,401,251)	(482,489)
Net loss	-	-	-	58,528	58,528
Balance, November 30, 2021	9,863,000	986	1,917,776	(2,342,723)	(423,961)
Write off of derivative liability to additional paid in capital	-	-	102,522	-	102,522
Net loss	-	-	-	(52,684)	(52,684)
Balance, February 28, 2022	9,863,000	986	2,020,298	(2,395,407)	(374,123)

Balance, May 31, 2020	9,863,000	986	1,917,776	(2,378,067)	(459,305)
Net loss	-	-	-	(4,265)	(4,265)
Balance, August 31, 2020	9,863,000	986	1,917,776	(2,382,332)	(463,570)
Net loss	-	-	-	(4,247)	(4,179)
Balance, November 30, 2020	9,863,000	986	1,917,776	(2,386,511)	(467,749)
Net loss	-	-	-	(4,179)	(4,179)
Balance, February 28, 2021	9,863,000	986	1,917,776	(2,390,758)	(471,996)

See accompanying notes to the consolidated financial statements

BRISSET BEER INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended
	February 28, 2022	February 28, 2021
Cash Flows from Operating Activities
Net loss	$(1,561)	$(12,691)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain/Loss on change in derivative liability	22	(50)
Gain on forgiveness of debt	(84,557)	-
Changes in assets and liabilities
Bank overdraft	-	32
Accounts Payable and Accrued liabilities	223	618
Accrued interest payable	11,353	12,123
Net cash used in operating activities	(74,520)	32

Cash Flows from Financing Activities:
Proceeds from convertible notes payable	75,000	-
Net cash provided by financing activities	75,000	-

Net increase in cash	480	32

Cash, beginning of period	-	(32)

Cash, end of period	$480	$-

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to the consolidated financial statements

BRISSET BEER INTERNATIONAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2022

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States (“GAAP”) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company commenced its craft brewing activities in September 2014. During the nine months ended February 28, 2022, the Company has incurred net losses of $1,561 and accumulated deficits of $2,395,407. The Company expects losses to continue until it can achieve profitable operations from its craft beer operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The cash account that is held in Canadian Dollar, and foreign exchange transaction gain (loss) resulting from fluctuations in the currency exchange rate between U.S. dollar and Canadian dollar has been recorded in the statements of operations. Translation gain (loss) is reported as a component of other accumulated comprehensive income, which was nil during the year ended February 28, 2022 and 2021.

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

As defined by ASC 820, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of February 28, 2022 or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, receivables from related parties, prepaid expenses and other, accounts payable, accrued liabilities, and related party and third party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable to related parties approximates the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements at February 28, 2022 and May 31, 2021.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of February 28, 2022:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Financial Instruments	$-	$-	$7,501	$7,501

As of February 28, 2022, the Company’s stock price was $0.15, risk-free discount rate of 0.06% and volatility of 0.01%.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of May 31, 2021:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Financial Instruments	$-	$-	$110,001	$110,001

As of May 31, 2021, the Company’s stock price was $0.15, risk-free discount rate of 0.01% and volatility of 0.1%

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Amount
Balance May 31, 2020	$110,067
Change in fair market value of derivative liabilities	(66)
Balance May 31, 2021	$110,001
Derivative liability written off to additional paid in capital	(102,522)
Change in fair market value of derivative liabilities	22
Balance February 28, 2022	$7,501

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

NOTE 4 –PROMISSORY NOTES

Promissory notes payable at February 28, 2022 and May 31, 2021 consists of the following:

	February 28, 2022	May 31, 2021
Dated March 31, 2018	$6,500	$6,500
Dated November 12, 2021	20,000	-
Dated November 12, 2021	9,000	-
Dated November 12, 2021	20,000	-
Dated November 12, 2021	20,000	-
Dated January 20, 2022	5,000	-
Dated January 20, 2022	5,000	-
Dated February 8, 2022	5,000	-
Dated February 16, 2022	20,000	-
Dated February 16, 2022	15,000	-
Long-term promissory note payable	$125,500	$6,500

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

During the nine months February 28, 2022, the Company issued various promissory notes amounting to $50,000 for general operating purposes. The notes carry a 10% interest rate and are due upon 10 days written notice.

During the nine months ended February 28, 2022 and 2021, the Company recorded interest expense of $524 and $300, respectively.

NOTE 5 – CONVERTIBLE NOTES

Convertible notes payable at February 28, 2022 and May 31, 2021 consists of the following:

	February 28, 2022	May 31, 2021
Dated June 6, 2017	$-	$11,000
Dated August 4, 2017	-	7,500
Dated October 6, 2017	-	15,000
Dated March 23, 2018	-	20,000
Dated July 31, 2018	-	20,000
Dated December 31, 2018	-	9,000
Dated February 15, 2019,	-	20,000
Dated September 2, 2021	25,000	-
Total convertible notes payable, gross	25,000	102,500
Less: Unamortized debt discount	-	-
Total convertible notes	$25,000	$102,500

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

During the nine months ended February 28, 2022 and 2021, the Company recorded interest expense of $9,987 and $11,036, respectively.

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

During the nine months ended February 28, 2022 and 2021, the Company recorded interest expense of $853 and $852, respectively.

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock

The Company’s authorized common stock consists of 500,000,000 shares with par value of $0.0001. As of February 28, 2022 and May 31, 2021, the issued and outstanding shares of common stock was 9,863,000.

Warrants

The following is a summary of warrants activity during the year ended February 28, 2022 and May 31, 2021.

	Number of Shares	Weighted Average Exercise Price
Balance, May 31, 2021	7,832,500	0.14
Warrants expired	(7,832,000)	0.35

Balance, February 28, 2022	-	0.00

NOTE 8 – SUBSEQUENT EVENTS

On March 16, 2022, our board of directors approved changing our corporate name from Brisset Beer International, Inc. to Power Americas Resource Group Ltd.

Subsequent to quarter end, the Company issued various convertible notes amounting to $2,500 for general operating purposes. The notes carry a 10% interest rate and are due upon 10 days written notice.

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

Results of Operations for the Three Months Ended February 28, 2022 and 2021

Revenues

We did not earn any revenues during three months ending February 28, 2022 and 2021.

Operating Expenses

Operating expenses increased to $52,673 for the three months ended February 28, 2022 from $0 for the same period ended February 28, 2021.

Our other expenses for the three months ended February 28, 2022 consisted mainly of interest expense of a gain on change of derivative liability of $11, compared with the three months ended February 28, 2021, which consisted mainly of $4,201 in interest expense and a gain on change of derivative liability of $22.

Other Income and Expenses

We had other expenses of $4,179 for the three months ended February 28, 2022, compared with other expenses of $4,108 for the three months ended February 28, 2021.

Our other expenses for the three months ended February 28, 2022 consisted mainly of interest expense of $4,201 and a gain on change of derivative liability of $22, compared with the three months ended February 28, 2021, which consisted mainly of $4,200 in interest expense and a gain on change of derivative liability of $50.

Net Income

We recorded a net loss of $4,179 for the three months ended February 28, 2022, as compared with a net loss of $19,075 for the three months ended February 28, 2021.

Results of Operations for the Nine Months Ended February 28, 2022 and 2021

Revenues

We did not earn any revenues during nine months ending February 28, 2022 and 2021.

Operating Expenses

Operating expenses increased to $74,520 for the nine months ended February 28, 2022 from $0 for the same period ended February 28, 2021.

Our operating expenses for the nine months ended February 28, 2021 consisted mainly of professional fees of $74,259 and general and administrative costs of $261.

Other Income and Expenses

We had other income of $72,959 for the nine months ended February 28, 2022, compared with other expenses of $12,241for the nine months ended February 28, 2021.

Our other income for the nine months ended February 28, 2022 consisted mainly of $11,576 in interest expense and a loss on change of derivative liability of $22, and a gain on debt forgiveness of $84,557, compared with the nine months ended February 28, 2021, which consisted mainly of $12,741 in interest expense and a loss on change of derivative liability of $500.

Net Loss

We recorded a net loss of $1,561 for the nine months ended February 28, 2022, as compared with a net loss of $12,241 for the nine months ended February 28, 2021.

Liquidity and Capital Resources

As of February 28, 2022, we had total current assets of $480 and total assets in the amount of $480. Our total current liabilities as of February 28, 2022 were $374,603. We had a working capital deficit of $374,123 as of February 28, 2022, compared with a working capital deficit of $475,084 as of May 31, 2021.

For the nine months ended February 28, 2022, net cash flows provided by operating activities consisted of a net loss of $1,561 and a loss on change in derivative liabilities, of $22, a  gain on forgiveness of debt of $84,557  and increased by a net increase in change of operating assets and liabilities of $11,576. For the nine months ended February 28, 2021, net cash flows used in operating activities consisted of a net loss of $12,691, reduced by  a loss on change in derivative liabilities of $50, and a net increase in change of operating assets and liabilities of $12,773.

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred cumulative net losses of $2,395,407 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations. The ability to successfully resolve these factors raise substantial doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Off Balance Sheet Arrangements

As of February 28, 2022, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of February 28, 2022. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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