Form 10-K/A
period 2019-05-31
Power Americas Resource Group Ltd.
filed 2022-07-20
CIK 1495648

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒    No ☐

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

Documents Incorporated by Reference: None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) is being filed to amend our Annual Report on Form 10-K for the fiscal year ended May 31, 2019 (“Original Filing”), filed with the U.S. Securities and Exchange Commission on May 26, 2022 (“Original Filing Date”). The purpose of this Amendment No. 1 is to correct the cover page of the Original Filing as follows:

As Filed:

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

As Amended:

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒    No ☐

As Filed:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

As Amended:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

As required by the rules of the SEC, this Amendment No. 1 sets forth an amended “Item 15. Exhibits and Financial Statement Schedules” in its entirety and includes the new certifications from the Company's chief executive officer and chief financial officer.

Except as described above, this Amendment No. 1 does not modify or update in any way the financial position, results of operations, cash flows or other disclosures in, or exhibits to, the Original Form 10-K, nor does it reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K.

2

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brisset Beer International, Inc.

Date: July 20, 2022	By:	/s/ Kevin Malone
	Name:	Kevin Malone
	Title:	Chief (Principal) Executive Officer, Chief Financial Officer (Principal Accounting Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Brisset Beer International, Inc.

Date: July 20, 2022	By:	/s/ Kevin Malone
	Name:	Kevin Malone
	Title:	Chief (Principal) Executive Officer, Chief Financial Officer (Principal Accounting Officer) and Director

3