Form 10-K/A
period 2021-05-31
Power Americas Resource Group Ltd.
filed 2022-07-20
CIK 1495648

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

Documents Incorporated by Reference: None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) is being filed to amend our Annual Report on Form 10-K for the fiscal year ended May 31, 2021 (“Original Filing”), filed with the U.S. Securities and Exchange Commission on June 21, 2022 (“Original Filing Date”). The purpose of this Amendment No. 1 is to correct the cover page of the Original Filing as follows:

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