Form 10-K
period 2018-05-31
Power Americas Resource Group Ltd.
filed 2022-07-29
CIK 1495648

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2018

Commission file number: 000-54452

POWER AMERICAS RESOURCES GROUP LTD. (F/K/A BRISSET BEER INTERNATIONAL, INC.)
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act. Yes ☒    No ☐

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller Reporting company	☒
		Emerging Growth company	☒

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

As of July 1, 2022, there were 9,863,000 shares of common stock outstanding.

Documents Incorporated by Reference: None

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking information. Forward-looking information includes statements relating to future actions, prospective products, future performance, or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management of Power Americas Resources Group Ltd. (the “Company”, “BBI”, “us” or “we”) and other matters. Forward-looking information may be included in this Annual Report on Form 10-K or may be incorporated by reference from other documents filed with the Securities and Exchange Commission (the “SEC”) by the Company. One can find many of these statements by looking for words including, for example, “believes,” “expects,” “anticipates,” “estimates” or similar expressions in this Annual Report on Form 10-K or in documents incorporated by reference in this Annual Report on Form 10-K. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

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

PART I

Item 1. Description of Business

Corporate Developments

Power Americas Resources Group Ltd. (the “Company”) was incorporated under the laws of the State of Florida on May 11, 2010, under the name Benefit Solutions Outsourcing Corp. The Company was initially formed to offer small and medium-sized businesses services that reduced invoicing expenses, sped up receipt of monies, and allowed authorization and recovery of paper drafts.

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

On March 16, 2022, our board of directors approved changing our corporate name from Brisset Beer International, Inc. to Power Americas Resources Group Ltd.

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

Results of Operations for the Years Ended May 31, 2018, and 2017

Revenues

Revenue for the year ended May 31, 2018 decreased to $1,836 from $27,644 for the year ended May 31, 2017. The decrease was the result of the termination of our distribution agreement.

Operating Expenses

Operating expenses decreased to $169,164 for the year ended May 31, 2018 from $516,604 for the same period ended May 31, 2017. The decrease was the result of the termination of our distribution agreement.

Our operating expenses for the year ended May 31, 2018 consisted of selling, general and administrative expenses of $18,011, professional fees of $86,653, and Management and director fees of $64,500.

Our operating expenses for the year ended May 31, 2017 consisted of selling, general and administrative expenses of $454,973, professional fees of $16,052, and Management and director fees of $45,579.

Other Expenses

We had other expenses of $46,962 for the year ended May 31, 2018, as compared with other expenses of $4,445 for the year ended May 31, 2017. Interest expense increased as a result of the Company issuing additional debt.

Our other income for the year ended May 31, 2018 consisted primarily of interest expense, and a loss on derivative liability, and foreign exchange translation. Our other expenses for the year ended May 31, 2027 consisted of interest expense.

Net Loss

We recorded a net loss of $214,290 for the year ended May 31, 2018, as compared with a net loss of $485,913 for the year ended May 31, 2017.

Liquidity and Capital Resources

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $2,186,984 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to generate the necessary funds through licensing of its core products or the ability to raise additional capital through the future issuances of common stock or debt is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These factors, among others, raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

As of May 31, 2018, we had total current assets of $15,702. Our total current liabilities as of May 31, 2018 were $283,924. We had a working capital deficit of $268,222 as of May 31, 2018, compared with a working capital deficit of $46,432 as of May 31, 2017.

Operating activities used $56,021 in cash for the year ended May 31, 2018, as compared with $65,511 used for the year ended May 31, 2017. Our negative operating cash flow for May 31, 2018 and 2017 was largely the result of our net loss for the years.

Cash flows used by financing activities during the year ended May 31, 2018 provided $69,838, as compared with cash provided of $26,250 for the year ended May 31, 2017. Our positive financing cash flow for the years ended May 31, 2018 was largely a result of proceeds from convertible notes payable.

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

Item 8. Financial Statements

Gries & Associates, LLC Certified Public Accountants 501 S. Cherry Street Suite 1100 Denver, Colorado 80246

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Brisset Beer International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Brisset Beer International, Inc. (the “Company”) as of May 31, 2018, and the related consolidated statement of operations, statement of stockholders’ deficit, and cash flows for the year ended, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2018, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company has incurred losses since inception of $2,186,984. These factors create an uncertainty as to the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Emphasis of Matters-Risks and Uncertainties

The Company is not able to predict the ultimate impact that COVID -19 will have on its business. However, if the current economic conditions continue, the pandemic could have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company plans to operate.

/s/ Gries & Associates, LLC

We have served as the Company's auditor since 2022.

Denver, CO

May 25, 2022

blaze@griesandassociates.com 501 S. Cherry Street, Suite 1100, Denver, Colorado 80246 (O)720-464-2875 (M)773-255-5631 (F)720-222-5846

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Power Americas Resource Group Ltd. (f/k/a Brisset Beer International, Inc.)

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Power Americas Resource Group Ltd. (f/k/a Brisset Beer International, Inc.) (“the Company”) as of May 31, 2017, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred net losses and expects those losses to continue until it can achieve profitable operations. This factor raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

We have served as the Company’s auditor since 2018. Spokane, Washington
September 14, 2018

Power Americas Resource Group Ltd.
(formally Brisset Beer International, Inc.) Consolidated Balance Sheets (Audited)

	May 31,	May 31,
	2018	2017
ASSETS
Current Assets
Cash and cash equivalents	$15,702	$1,885
Trade and Other Receivables	-	9,800
Total Current Assets	15,702	11,685

TOTAL ASSETS	$15,702	$11,685

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$80,796	$33,541
Accrued interest payable	3,287	-
Accrued interest payable - related party	1,275	-
Due to related parties	72,459	20,308
Derivative liability	61,618	-
Note payable	6,500	-
Note payable - related parties	9,838	-
Convertible note - related party	7,500	4,268
Convertible notes, net of note discount $11,649 and $3,232 debt discount, respectively	40,651	-
Total Current Liabilities	283,924	58,117

STOCKHOLDERS' DEFICIT
Common Stock, Par Value $0.0001, Authorized 500,000,000 shares, 9,863,000 shares issued and outstanding	986	986
Additional paid in capital	1,917,776	1,925,276
Accumulated other comprehensive income	-	8,492
Accumulated deficit	(2,186,984)	(1,981,186)
Total STOCKHOLDERS' DEFICIT	(268,222)	(46,432)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$15,702	$11,685

The accompanying notes are an integral part of these financial statements.

Power Americas Resource Group Ltd. (formally Brisset Beer International, Inc.)
Consolidated Statements of Operations
(Audited)

	Years Ended
	May 31,
	2018	2017

Revenues	$1,836	$27,644

Operating Expenses
General and administration	18,011	454,973
Professional fees	86,653	16,052
Management and Director's Fees	64,500	45,579
Total operating expenses	169,164	516,604

Loss from operations	(167,328)	(488,960)

Other (Expense) Income
Interest expense	(47,140)	(4,445)
Interest expense - related party	(1,141)	-
Foreign exchange transaction gain	1,937	-
Loss on change in derivative liability	(618)	-
Total other income (expense)	(46,962)	(4,445)

Net loss before taxes	(214,290)	(493,405)
Provision for income taxes	-	-
Net loss	$(214,290)	$(493,405)

Other comprehensive income (loss)	-	7,492

Comprehensive Loss	(214,290)	(485,913)

Net Loss Per Common Share – Basic and Diluted	$(0.02)	$(0.06)

Weighted Average Common Shares Outstanding - Basic and Diluted	9,863,000	8,419,671

The accompanying notes are an integral part of these financial statements.

Power Americas Resource Group Ltd. (formally Brisset Beer International, Inc.)
Consolidated Statement of Stockholders' Deficit
(Audited)

				Accumulated
			Additional	other		Total
	Common Stock		Paid in	Comprehensive	Accumulated	Stockholder's
	Number of Shares	Amount	Capital	Income(Loss)	Deficit	Deficit

Balance - May 31, 2016	3,608,000	$361	$1,513,388	1,000	$(1,487,781)	$26,968

Common stock issued to two officers at $0.0005 per share, August 22, 2016	6,000,000	600	2,400	-	-	3,000
Warrants issued to two officers, August 22, 2016	-	-	371,263	-	-	371,263
Issuance of common stock for services	150,000	15	14,985	-	-	15,000
Exercise of warrants	105,000	10	15,740	-	-	15,750
Debt discount on convertible notes issued		-	7,500	-	-	7,500
Comprehensive income for the period	-	-	-	7,492	-	7,492
Net loss	-	-	-	-	(493,405)	(493,405)
Balance - May 31, 2017	9,863,000	$986	$1,925,276	8,492	$(1,981,186)	$(46,432)
Reclassification of debt discount to derivative liability			(7,500)	(8,492)	8,492	(7,500)
Net loss	-	-	-	-	(214,290)	(214,290)
Balance - May 31, 2018	9,863,000	$986	$1,917,776	-	$(2,186,984)	$(268,222)

 The accompanying notes are an integral part of these financial statements.

Power Americas Resource Group Ltd.

(formally Brisset Beer International, Inc.)

Consolidated Statements of Cash Flows

(Audited)

	Years Ended
	May 31,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(214,290)	$(493,405)
Adjustments to reconcile net loss to net cash used in operating activities:
Units issued for services	-	15,000
Stock-based compensation	-	371,263
Amortization of debt discount	43,883	4,268
Gain(loss) on change in derivative liability	618	-
Changes in operating assets and liabilities:
Accounts receivables	9,800	(4,358)
Prepaid expense	-	7,169
Accounts payable and accrued liabilities	47,426	14,244
Accrued interest payable	4,391	-
Due to related parties	52,151	20,308
Net Cash Used in Operating Activities	(56,021)	(65,511)

Cash Flows from Financing Activities:
Proceeds from issuance of promissory notes	16,338	-
Proceeds from issuance of convertible debt	53,500	7,500
Proceeds from issuance of common stock	-	18,750
Net Cash Provided by Financing Activities	69,838	26,250

Effect of exchange rate changes on cash	-	7,492

Net Change in Cash and Cash Equivalents	13,817	(31,770)
Cash and Cash Equivalents, beginning of period	1,885	33,655
Cash and Cash Equivalents, end of period	$15,702	$1,885

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non cash Investing and Financing Activities:
Discount to debt for beneficial conversion feature	$-	$7,500

POWER AMERICAS RESOURCE GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2018

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS

Organization

Power Americas Resources Group Ltd. (the “Company”) was incorporated in the State of Florida on May 11, 2010 under the name Benefit Solutions Outsourcing Corp.

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

On February 11, 2019, pursuant to a Stock Purchase Agreement, dated November 21, 2017, by and among Stephan Pilon, Pol Brisset (the “Selling Stockholders”), and Redstone Ventures, LTD (the “Purchaser”), the Purchaser purchased an aggregate of 7,561,000 shares of common stock of Power Americas Resources Group Ltd., a Nevada corporation (the “Company”), from the Selling Stockholders for $0.00238 per share, or an aggregate purchase price of $18,000.  The 7,561,000 shares of common stock purchase by the Purchaser from the Selling Stockholders represent approximately 76.66% of the outstanding 9,863,000 shares of common stock of the Company and constitute a change in control of the Company. The source of funds was working capital of the Purchaser.  Mr. S. Polishetty has voting and dispositive control over the Purchaser.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States (“GAAP”) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company commenced its craft brewing activities in September 2014.  During the year ended May 31, 2018, the Company has incurred net losses of  $214,290 and accumulated deficit of $2,186,984, respectively. The Company expects losses to continue until it can achieve profitable operations from its craft beer operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The cash account that is held in Canadian Dollar, and foreign exchange transaction gain (loss) resulting from fluctuations in the currency exchange rate between U.S. dollar and Canadian dollar has been recorded in the statements of operations. Translation gain (loss) is reported as a component of other accumulated comprehensive income, which was nil during the year ended May 31, 2018 and 2017.

Foreign Currency

The functional currency of the Company at May 31, 2018 and May 31, 2017 is the Canadian dollar. Transactions that are denominated in a foreign currency are re-measured into the functional currency at the current exchange rate on the date of the transaction. Any foreign currency denominated monetary assets and liabilities are subsequently re-measured at current exchange rates, with gains or losses recognized as foreign exchange losses or gains in the statement of operations. Nonmonetary assets and liabilities are translated at historical exchange rates. Expenses are translated at average exchange rates during the period. Exchange gains and losses are included in statement of operations for the period.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

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

Revenue Recognition

On June 1, 2017, the Company adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of June 1, 2017. Results for reporting periods beginning after June 1, 2017 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting.

We did not have a cumulative impact as of June 1, 2017 due to the adoption of Topic 606 and there was not an impact to our consolidated statement of operations for the year ended May 31, 2018 as a result of applying Topic 606.

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

During the year ended May 31, 2018 and 2017, the Company recognized revenue of $1,836 and $27,644, respectively.

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

As defined by ASC 820, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of May 31, 2018 or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, receivables from related parties, prepaid expenses and other, accounts payable, accrued liabilities, and related party and third party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable to related parties approximates the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements at May 31, 2018 and 2017.

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

NOTE 4 –PROMISSORY NOTES

Promissory notes payable at May 31, 2018 and May 31, 2017 consists of the following:

	May 31, 2018	May 31, 2017
Dated March 31, 2018	$6,500	$-
Total promissory notes payable, gross	6,500	-
Less: current portion	-	-
Long-term promissory note payable	$6,500	$-

On March 31, 2018, the Company issued a promissory note for proceeds of $6,500. The note matures on September 23, 2018 and accrues interest at 1.5% per quarter.

During the year ended May 31, 2018 and 2017, the Company recorded interest expense of $65 and $0, respectively.

NOTE 5 – CONVERTIBLE NOTES

Convertible notes payable at May 31, 2018 and May 31, 2017 consists of the following:

	May 31, 2018	May 31, 2017
Dated June 6, 2017	$11,000	$-
Dated August 4, 2017	7,500	-
Dated October 6, 2017	15,000	-
Dated March 23, 2018	20,000	-
Total convertible notes payable, gross	53,500	-
Less: Unamortized debt discount	(12,849)	-
Total convertible notes	$40,651	$-

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

During the year ended May 31, 2018 and 2017, the Company recorded amortization of the note discount from beneficial conversion feature as interest expense of $40,651 and $0, respectively.

During the year ended May 31, 2018 and 2017, the Company recorded interest expense of $3,222 and $0, respectively.

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

During the year ended May 31, 2018 and 2017, the Company recorded amortization of the note discount from beneficial conversion feature as interest expense of $4,268 and $3,232, respectively.

During the year ended May 31, 2018 and 2017, the Company recorded interest expense of $1,006 and $172, respectively.

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock

The Company’s authorized common stock consists of 500,000,000 shares with par value of $0.0001. As of May 31, 2018 and May 31, 2017, the issued and outstanding shares of common stock was 9,863,000 and 9,863,000, respectively.

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

During the year ended May 31, 2017, the Company issued 150,000 shares of common stock for services provided to the company.

Warrants

The following is a summary of warrants activity during the year ended May 31, 2018.

	Number of Shares	Weighted Average Exercise Price
Balance, May 31, 2016	6,317,500	0.18

Warrants granted and assumed	6,000,000	0.08
Warrants expired	—	—
Warrants canceled	—	—
Warrants exercised	—	—

Balance, May 31, 2017	12,317,500	0.13

Warrants granted and assumed	—	—
Warrants expired	—	—
Warrants canceled	—	—
Warrants exercised	—	—

Balance, May 31, 2018	12,317,500	0.13

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of May 31, 2018 and May 31, 2017, are as follows:

	May 31,	May 31,
	2018	2017
Net operating loss carryforward	$(2,186,984)	$(1,981,186)
Statutory tax rate	21%	34%
Deferred tax asset	(459,266)	(673,603)
Less: Valuation allowance	459,266	673,603
Net deferred asset	$-	$-

As of May 31, 2018 and 2017, the Company had approximately $1.92 and $1.98 million in net operating losses (“NOLs”), respectively that may be available to offset future taxable income, which begin to expire between 2035 and 2038. NOLs generated in tax years prior to May 31, 2018 can be carryforward for twenty years, whereas NOLs generated after May 31, 2018 can be carryforward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2018 through 2020 are subject to review by the tax authorities.

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

On March 16, 2022, our board of directors approved changing our corporate name from Brisset Beer International, Inc. to Power Americas Resources Group Ltd.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On January 31, 2022, Power Americas Resources Group Ltd. (the “Company”) dismissed  Fruci & Associates II, PLLC as Independent Registered Public Accountants. On January 31, 2022, the Board of Directors of the Company authorized the dismissal.

On January 31, 2022, the Company engaged Gries & Associates, LLC (“Gries”)  as its new independent registered public accounting firm beginning with the fiscal quarter ending May 31, 2018. The change in the Company’s independent registered public accounting firm was approved by the board of directors.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company's management, including its chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of May 31, 2018, the date of the Company's most recently completed fiscal year end. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective, as of May 31, 2018, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

As of May 31, 2018, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework of 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation under this framework, our management concluded that as of May 31, 2018, our internal control over financial reporting was not effective because of the following material weaknesses:

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

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter ended May 31, 2018, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. During the fiscal year ended May 31, 2018, our officers, directors and persons who own more than ten percent of a registered class of our equity securities complied with all applicable Section 16(a) filing requirements.

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

Item 11. Executive Compensation

The table below sets forth information concerning compensation paid, earned, or accrued by our chief executive officers (each a “Named Executive Officer”) for the last two fiscal years. No executive officer earned compensation in excess of $100,000 during fiscal 2018 or 2017.

SUMMARY COMPENSATION TABLE(1)

Name and Principal Position	Fiscal Year	Salary ($)		All Other Compensation ($)(2)	Total ($)
Stephane Pilon President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	2018	-		-	-
	2017	45,579	(3)	-	-
	2016	42,353	(3)	-	-
Pol Brisset Secretary and Director	2018	-		-	-
	2017	-		-	-
	2016	-		-	-

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

Outstanding Equity Awards

None.

Compensation of Directors

No compensation has been paid to any of our directors in consideration for services rendered in their capacities as directors during fiscal year 2018.

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

The percentages below are calculated based on 9,863,000 shares of common stock which are issued and outstanding as of the date of this Annual Report.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage
Directors and Officers:
Stephane Pilon -President, Chief Executive, Chief Financial Officer, Treasurer, and Director (Principal Executive, Financial, and Accounting Officer)	3,750,000	38.02%

Pol Brisset -Secretary and Director	3,811,000	38.63%

All officers and directors as a group (2 persons)	7,561,000	76.66%

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

Item 14.  Principal Accounting Fees and Services

On January 31, 2022, the Company engaged Gries & Associates, LLC (“Gries”)  as its new independent registered public accounting firm beginning with the fiscal quarter ending May 31, 2018. The change in the Company’s independent registered public accounting firm was approved by the board of directors.

Fees billed to the Company by its independent registered public accounting firm Gries & Associates, LLC, Certified Public Accountants, 501 S. Cherry Street Ste 1100 Denver, Colorado 80246, for the fiscal years ending May 31, 2018, and 2017, are set forth below:

	Fiscal year ended May 31,
	2018	2017
Audit Fees	$5,000	$-
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Item 15. Exhibits

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation, as amended(1)

3.2	Bylaws(2)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)(3)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)(3)

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

 ____________

(1)	Previously filed as an Appendix to the Company's Information Statement on Schedule 14C filed with the SEC on June 24, 2014.
(2)	Previously filed as Exhibit 4.1 to Registration Statement, filed with the Securities and Exchange Commission on July 1, 2010, file no. 333-167917
(3)	Filed Herewith

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

Power Americas Resources Group Ltd.

Date: July 29, 2022	By:	/s/ Kevin Malone
	Name:	Kevin Malone
	Title:	Chief (Principal) Executive Officer, Chief Financial Officer (Principal Accounting Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Power Americas Resources Group Ltd.

Date: July 29, 2022	By:	/s/ Kevin Malone
	Name:	Kevin Malone
	Title:	Chief (Principal) Executive Officer, Chief Financial Officer (Principal Accounting Officer) and Director

