Form 10-Q
period 2022-08-31
Power Americas Resource Group Ltd.
filed 2022-10-20
CIK 1495648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 000-54452

POWER AMERICAS RESOURCE GROUP LTD.
(Exact name of registrant as specified in its charter)

Nevada	80-0778461
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

30211 Avenida de Las Banderas, Suite 200-2002

Rancho Santa Margarita, CA, 92688

(Address of principal executive offices)

833-745-6642

(Registrant’s telephone number, including area code)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). No ☒ Yes ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 39,062,260 shares of common stock, $0.00001 par value, were issued and outstanding as of October 11, 2022.

PART I—FINANCIAL INFORMATION

POWER AMERICAS RESOURCES GROUP LTD

CONSOLIDATED BALANCE SHEETS

	August 31, 2022	May 31, 2022
ASSETS
Current assets
Cash	$199	$317
Total current assets	199	317

Total assets	$199	$317

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	198,746	199,434
Accrued interest payable	6,480	4,682
Accrued interest payable - related party	5,744	5,744
Derivative liability	7,583	7,526
Note payable	231,985	128,000
Convertible note - related party	7,500	7,500
Convertible notes	-	25,000
Total current liabilities	458,038	377,886

Total liabilities	458,038	377,886

Stockholders' deficit
Common stock, $0.001 par value, 1,000,000,000 shares authorized,
197,260 and 197,260 shares issued and outstanding as of
August 31, 2022 and May 31, 2022, respectively	20	20
Additional paid in capital	2,021,264	2,021,264
Accumulated deficit	(2,479,123)	(2,398,853)
Total stockholders' deficit	(457,839)	(377,569)

Total liabilities and stockholders' deficit	$199	$317

See accompanying notes to the consolidated financial statements

POWER AMERICAS RESOURCES GROUP LTD

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the quarter ended
	August 31, 2022	August 31, 2021

Revenue	$-	$-

Operating expenses
General and administration	118	-
Professional fees	78,250	3,100
Total operating expenses	78,368	3,100

Loss from operations	(78,368)	(3,100)

Other income (expenses)
Interest expense	(3,283)	(4,294)
Loss on change of derivative liability	(57)	(11)
Foreign currecy translation	1,438	-
Total income (expenses)	(1,902)	(4,305)

Net loss before tax provision	(80,270)	(7,405)
Tax provision	-	-
Net loss	$(80,270)	$(7,405)

Net loss per common share - basic and diluted	$(0.41)	$(0.04)

Weighted average number of common shares outstanding - basic and diluted	197,260	197,260

See accompanying notes to the consolidated financial statements

POWER AMERICAS RESOURCES GROUP LTD

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance, May 31, 2022	197,240	20	2,021,264	(2,398,853)	(377,569)
Net loss	-	-	-	(80,270)	(80,270)
Balance, August 31, 2022	197,240	20	2,021,264	(2,479,123)	(457,839)

Balance, May 31, 2021	197,240	20	1,918,742	(2,393,846)	(475,084)
Net loss	-	-	-	(7,405)	(7,405)
Balance, August 31, 2021	197,240	20	1,918,742	(2,401,251)	(482,489)

See accompanying notes to the consolidated financial statements

POWER AMERICAS RESOURCES GROUP LTD

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the quarter ended
	August 31, 2022	August 31, 2021
Cash Flows from Operating Activities
Net loss	$(80,270)	$(7,405)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain/Loss on change in derivative liability	57	11
Changes in assets and liabilities
Bank overdrafts	-	32
Accounts payable	(688)	5,147
Accrued interest payable	3,283	2,247
Net cash used in operating activities	(77,618)	32

Cash Flows from Investing Activities:
Net cash used in investing activities	-	-

Cash Flows from Financing Activities:
Proceeds from notes payable	77,500	-
Net cash provided by financing activities	77,500	-

Net increase in cash	(118)	32

Cash, beginning of period	317	(32)

Cash, end of period	$199	$-

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of convertible notes and accrued interest to notes payable	$26,485	$-

See accompanying notes to the consolidated financial statements

POWER AMERICAS RESOURCES GROUP LTD.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2022

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS

Organization and Basis of Presentation

Organization

Power Americas Resources Group Ltd.. (the “Company”) was incorporated in the State of Florida on May 11, 2010 under the name Benefit Solutions Outsourcing Corp.

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

On February 11, 2019, pursuant to a Stock Purchase Agreement, dated November 21, 2017, by and among Stephan Pilon, Pol Brisset (the “Selling Stockholders”), and Redstone Ventures, LTD (the “Purchaser”), the Purchaser purchased an aggregate of 151,220 (Post split) shares of common stock of Brisset Beer International, Inc., a Nevada corporation (the “Company”), from the Selling Stockholders for $0.119 per share, or an aggregate purchase price of $18,000. The 151,220 shares of common stock (Post split) purchase by the Purchaser from the Selling Stockholders represent approximately 76.66% of the outstanding 197,260 (Post split) shares of common stock of the Company and constitute a change in control of the Company. The source of funds was working capital of the Purchaser. Mr. S. Polishetty has voting and dispositive control over the Purchaser.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States (“GAAP”) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company commenced its craft brewing activities in September 2014. During the three months ended August 31, 2022, the Company has incurred net losses of $80,270 and accumulated deficits of $2,479,123. The Company expects losses to continue until it can achieve profitable operations from its craft beer operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s ability to continue as a going concern is dependent on its ability to achieve profitable operations and to generate sufficient cash flow from financing and operations to meet its obligations as they become payable. Management may seek additional capital through a private placement and public offering of its common stock. Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The cash account that is held in Canadian Dollar, and foreign exchange transaction gain (loss) resulting from fluctuations in the currency exchange rate between U.S. dollar and Canadian dollar has been recorded in the statements of operations. Translation gain (loss) is reported as a component of other accumulated comprehensive income, which was nil during the year ended August 31, 2022 and 2021.

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

Revenue Recognition

The Company recognizes revenue from its contracts with customers in accordance with ASC 606 – Revenue from Contracts with Customers.The Company recognizes revenues when satisfying the performance obligation of the associated contract that reflects the consideration expected to be received based on the terms of the contract.

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

As defined by ASC 820, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of August 31, 2022 or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, receivables from related parties, prepaid expenses and other, accounts payable, accrued liabilities, and related party and third party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable to related parties approximates the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements at August 31, 2022 and May 31, 2022.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of August 31, 2022:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Financial Instruments	$-	$-	$7,583	$7,583

As of August 31, 2022, the Company’s stock price was $0.15, risk-free discount rate of 2.29% and volatility of 0.01%.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of May 31, 2022:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Financial Instruments	$-	$-	$7,526	$7,526

As of May 31, 2022, the Company’s stock price was $0.15, risk-free discount rate of 0.73% and volatility of 0.01%

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Amount
Balance May 31, 2022	$7,526
Change in fair market value of derivative liabilities	57
Balance August 31, 2022	$7,583

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt—Debt with “Conversion and Other Options” and ASC subtopic 815-40 “Hedging—Contracts in Entity’s Own Equity”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and, (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of this standard on its consolidated financial statements.

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

NOTE 4 –PROMISSORY NOTES

Promissory notes payable at August 31, 2022 and May 31, 2022 consists of the following:

	August 31, 2022	May 31, 2022
Dated March 31, 2018	$6,500	$6,500
Dated November 12, 2021	20,000	20,000
Dated November 12, 2021	9,000	9,000
Dated November 12, 2021	20,000	20,000
Dated November 12, 2021	20,000	20,000
Dated January 20, 2022	5,000	5,000
Dated January 20, 2022	5,000	5,000
Dated February 8, 2022	5,000	5,000
Dated February 16, 2022	20,000	20,000
Dated February 16, 2022	15,000	15,000
Dated March 3, 2022	2,500	2,500
Dated June 2, 2022	26,485	-
Dated June 29, 2022	2,500	-
Dated June 29, 2022	10,000	-
Dated June 29, 2022	10,000	-
Dated July 8, 2022	8,000	-
Dated July 11, 2022	12,500	-
Dated July 19, 2022	6,000	-
Dated July 20, 2022	5,000	-
Dated July 20, 2022	10,000	-
Dated July 23, 2022	13,500	-
Long-term promissory note payable	$231,485	$128,000

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

On June 2, 2022, the noteholder of a certain convertible note dated September 2, 2021 converted his note and accrued interest amounting to $26,485 into a new promissory notes. Under the new promissory notes the conversion feature was removed, the interest rate was changed to 10%, the due date was updated to being due upon 10 days written notice (See note 5).

During the quarter ended August 31, 2022, the Company issued various promissory notes with the same noteholders  amounting to $77,500 for general operating purposes. The notes carry a 10% interest rate and are due upon 10 days written notice.

During the quarters ended August 31, 2022 and 2021, the Company recorded interest expense of $1,422 and $3,906, respectively.

NOTE 5 – CONVERTIBLE NOTES

Convertible notes payable at August 31, 2022 and May 31, 2021 consists of the following:

	August 31, 2022	May 31, 2022
Dated September 2, 2021	-	25,000
Total convertible notes payable, gross	-	25,000
Less: Unamortized debt discount	-	-
Total convertible notes	$-	$25,000

On September 2, 2022, the Company issued a convertible promissory note for proceeds of $25,000. The note matured on December 2, 2022 and accrues interest at 8% per annum. The note is payable in either common stock  The note is convertible in common stock at $0.01 per share. The note has not yet been paid and has the default interest rate of 15% per annum. ). On June 2, 2022, the noteholder converted the convertible note and accrued interest amount to $26,485 into a new promissory notes. Under the new promissory notes the conversion feature was removed, the interest rate was changed to 10%, the due date was updated to being due upon 10 days written notice (See note 4).

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

During the three months ended August 31, 2022 and 2021, the Company recorded interest expense of $288 and $288, respectively.

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock

The Company’s authorized common stock consists of 500,000,000 shares with par value of $0.0001. As of August 31, 2022 and May 31, 2022, the issued and outstanding shares of common stock was 197,260 (post split).

Reverse Stock Split

On June 28, 2022, our Board of Directors approved a reverse stock split of our issued and authorized shares of common stock on the basis of 50 old shares for one (1) new share. The financial statements have been retroactively restated to show the effect of the stock split.

NOTE 8 – SUBSEQUENT EVENTS

On September 9, 2022, the Company filed a Certificate of Amendment together with Amended & Restated Articles of Incorporation (“Restated Articles”) with the Secretary of State of the State of Nevada increasing its authorized shares of common stock from 500,000,000 shares, par value $0.00001, to 600,000,000 shares, par value, $0.00001, and also created a new class of Preferred Stock totaling 100,000,000 shares, par value $0.00001.

In the Restated Articles, 10,000,000 shares of our preferred stock were designated as Series A Preferred Stock (the “Series A Preferred Stock”). The Series A Preferred Stock have the following rights, preferences, powers, privileges and restrictions, qualifications and limitations:

Conversion. Each share of Series A Preferred Stock is convertible into 20 shares of the Company’s common stock.

Voting. The holders of shares of Series A Preferred Stock shall vote on an “as converted” unless and until such shares are converted into shares of common stock, par value $.00001 per share, of the Company. The holder of each share of Series A Preferred Stock shall have such number of votes as is determined by multiplying the number of shares of Series A Preferred Stock held by such holder by 100.

On September 9, 2022 the Company closed on an Asset Purchase Agreement pursuant to which the Company acquired certain assets for 30,000,000 shares As part of the Purchase Agreement, the Company acquired specific assets relating to 3D/4D printing technology for use in the construction industry. With the acquisition of the Assets, the Company intend to “print green” homes without using hard chemicals utilizing proprietary printing methods and proprietary concrete technology. At the heart of the acquisition is a large-format portal COP-printer with enhanced performance for printing elements of buildings, structures on foundations with an area of 12 x 100 m and a height up to 12 m. The printer can be expanded to include a high-pressure washer and a supply station for synchronized concrete mixes.

On September 9, 2022, the Company’s majority shareholder returned and the Company cancelled 135,000 shares or common stock in exchange for 1,350,000 share of Series A Preferred Stock.

On September 13, 2022 Kevin G. Malone resigned from all positions with the Company.

On September 13, 2022, Mark Croskery was appointed as the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director.

On September 13, 2022, Boris Goldstein was appointed as the Company’s Secretary and Director.

On October 19, 2022, the Company received notice of resignation from Boris Goldstein as Secretary and Director of the Company.

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

Results of Operations for the Three Months Ended August 31, 2022 and 2021

Revenues

There were no revenue for the three months ended August 31, 2022 and 2021.

Operating Expenses

Operating expenses increased to $78,368 for the three months ended August 31, 2022 from $3,100 for the same period ended August 31, 2021 mainly as result of increased professional fees.

Other Expenses

We had other expenses of $1,902 for the three months ended August 31, 2022, compared with other expenses of $4,305 for the three months ended August 31, 2021. The decrease in the other expenses is a result of an increase in the gain on foreign currency translation.

Net Loss

We recorded a net loss of $80,270 for the three months ended August 31, 2022, as compared with a net loss of $7,405 for the three months ended August 31, 2021. The increase in net loss is primarily a result of our increase losses from operation during the quarter.

Liquidity and Capital Resources

As of August 31, 2022, we had total current assets of $199 and total assets in the amount of $199. Our total current liabilities as of August 31, 2022 were $458,038. We had a working capital deficit of $457,839 as of August 31, 2022, compared with a working capital deficit of $377,569 as of May 31, 2022.

Cash Flows from Operating and Financing Activities

The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the three months ended August 31, 2022 and 2021:

	Three months ended August 31,
	2022	2021
Net cash used in operating activities	$(77,618)	$32
Net cash used in investing activities	-	-
Net cash provided by financing activities	77,500	-
Net increase/(decrease) in Cash	(118)	32
Cash, beginning	317	(32)
Cash, ending	$199	$-

Operating activities - Net cash used in operating activities was $77,618 for the three months ended August 30, 2022, as compared to $32 provided in operating activities for the same period in 2021. The decrease in net cash used in operating activities was primarily due to an increase in net loss.

Financing activities - Net cash provided by financing activities for the three months ended August 31, 2022 was $77,500 as compared to $0 for the same period of 2021. The decrease of net cash provided by financing activities was mainly attributable to additional financing obtained to support our increased operations.

Ongoing Funding Requirements

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

Off Balance Sheet Arrangements

As of August 31, 2022, there were no off balance sheet arrangements.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Smaller reporting companies are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of August 31, 2022. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None not previously reported.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mining Safety Disclosures

Not applicable.

Item 5. Other information

None.

Item 6. Exhibits

EXHIBIT NUMBER	DESCRIPTION

3.01(a)	Articles of Incorporation, as amended, filed as an Appendix to the Company’s Information Statement on Schedule 14C filed with the SEC on June 24, 2014.

3.01(b)	Amended & Restated Articles of Incorporation filed as an Exhibit to the Company’s Form 8-k filed with the SEC on September 12, 2022.

3.02	Bylaws filed as Exhibit 4.1 to the Registration Statement on Form S-1 filed with the SEC on July 1, 2010.

10.01	Asset Purchase Agreement by and between the Company & Boris Goldstein dated September 9, 2022 filed as an Exhibit to the Company’s Form 8-K filed with the SEC on September 15, 2022.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)(1)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)(1)

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Schema Document

101.CAL*	Inline XBRL Calculation Linkbase Document

101.DEF*	Inline XBRL Definition Linkbase Document

101.LAB*	Inline XBRL Label Linkbase Document

101.PRE*	Inline XBRL Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

 ____________

(1) Filed Herewith

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

Power Americas Resource Group Ltd.

Date: October 19, 2022	By:	/s/ Mark Croskery
	Name:	Mark Croskery
	Title:	Chief (Principal) Executive Officer, Chief Financial Officer (Principal Accounting Officer) and Director

