Form 10-Q
period 2022-11-30
Power Americas Resource Group Ltd.
filed 2023-01-23
CIK 1495648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2022

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

 3350 SW 148th Avenue

Suite 203

Miramar, FL 33027

(Address of principal executive offices)

+1-888-507-4751

(Registrant’s telephone number, including area code)

30211 Avenida de Las Banderas

Suite 200-2002

Rancho Santa Margarita, CA, 92688

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 144,072,260 shares of common stock, $0.00001 par value, were issued and outstanding as of January 11, 2023.

PART I—FINANCIAL INFORMATION

POWER AMERICAS RESOURCES GROUP LTD

CONSOLIDATED BALANCE SHEETS

	November 30, 2022	May 31, 2022
ASSETS
Current assets
Cash	$-	$317
Total current assets	-	317
Other assets

Licenses	5,000,000	-

Total assets	$5,000,000	$317

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	229,410	209,860
Derivative liability	8,090	7,526
Note payable	239,099	128,000
Convertible notes	12,500	32,500
Total current liabilities	489,099	377,886

Total liabilities	489,099	377,886

Stockholders' deficit
Preferred stock, $0.00001 par value, 100,000,000 shares authorized,	195	-
1,950,000 and 0 shares issued and outstanding as of November 30, 2022 and May 31, 2022, respectively
Common stock, $0.00001 par value, 500,000,000 shares authorized, 144,072,260 and 197,260 shares issued and outstanding as of November 30, 2022 and May 31, 2022, respectively	1,459	20
Additional paid in capital	7,117,501	2,021,264
Accumulated deficit	(2,608,254)	(2,398,853)
Total stockholders' deficit	4,510,901	(377,569)

Total liabilities and stockholders' deficit	$5,000,000	$317

See accompanying notes to the consolidated financial statements

 POWER AMERICAS RESOURCES GROUP LTD

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended		For the six months ended
	November 30, 2022	November 30, 2021	November 30, 2022	November 30, 2021

Revenue	$-	$-	$-	$-

Operating expenses
General and administration	75,464	10	75,582	10
Professional fees	53,614	18,737	131,864	21,837
Total operating expenses	129,078	18,747	207,446	21,847

Loss from operations	(129,078)	(18,747)	(207,446)	(21,847)

Other income (expenses)
Interest expense	(8,250)	(7,282)	(11,533)	(11,576)
Loss on change of derivative liability	(578)	-	(635)	(11)
Foreign currency translation	182	-	1,620	-
Gain on forgiveness of notes payable	8,593	84,557	8,593	84,557
Total income (expenses)	(53)	77,275	(1,955)	72,970

Net loss before tax provision	(129,131)	58,528	(209,401)	51,123
Tax provision	-	-	-	-
Net loss	$(129,131)	$58,528	$(209,401)	$51,123

Net loss per common share - basic and diluted	$(0.00)	$0.30	$(0.01)	$0.26

Weighted average number of common shares outstanding - basic and diluted	29,180,482	197,260	14,609,672	197,260

See accompanying notes to the consolidated financial statements

POWER AMERICAS RESOURCES GROUP LTD

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Preferred Stock		Common Stock		Additional		Total
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit
Balance, May 31, 2022	-	-	197,240	20	2,021,264	(2,398,853)	(377,569)
Net loss	-	-	-	-	-	(80,270)	(80,270)
Balance, August 31, 2022	-	-	197,240	20	2,021,264	(2,479,123)	(457,839)
Shares issued for debt conversion	-	-	24,000,000	240	23,760	-	24,000
Share issued for settlement of accrued expenses	-	-	10,000	-	10	-	10
Shares issued for services	1,950,000	195	69,865,000	699	70,921	-	71,815
Shares issued for asset purchase agreement	-	-	50,000,000	500	4,999,500	-	5,000,000
Derivative liability written off to additional paid in capital	-	-	-	-	2,046	-	2,046
Net loss	-	-	-	-	-	(129,131)	(129,131)
Balance, November 30, 2022	1,950,000	195	144,072,240	1,459	7,117,501	(2,608,254)	4,510,901

Balance, May 31, 2021	-	-	197,240	20	1,918,742	(2,393,846)	(475,084)
Net loss	-	-	-	-	-	(7,405)	(7,405)
Balance, August 31, 2021	-	-	197,240	20	1,918,742	(2,401,251)	(482,489)
Derivative liability written off to additional paid in capital	-	-	-	-	102,522	-	102,522
Net loss	-	-	-	-	-	58,528	58,528
Balance, November 30, 2021	-	-	197,240	20	2,021,264	(2,342,723)	(321,439)

See accompanying notes to the consolidated financial statements

POWER AMERICAS RESOURCES GROUP LTD

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended
	November 30, 2022	November 30, 2021
Cash Flows from Operating Activities
Net loss	$(209,401)	$51,123
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain/Loss on change in derivative liability	635	11
Amortization of debt discount	1,975	-
Shares issued for services	71,815	-
Gain on forgiveness of debt	(8,593)	(84,557)
Changes in assets and liabilities
Accounts payable	18,218	11,576
Net cash used in operating activities	(125,351)	(21,847)

Cash Flows from Investing Activities:
Net cash used in investing activities	-	-

Cash Flows from Financing Activities:
Proceeds from convertible notes payable	-	25,000
Proceeds from notes payable	125,034	-
Net cash provided by financing activities	125,034	25,000

Net increase in cash	(317)	3,153

Cash, beginning of period	317	-

Cash, end of period	$-	$3,153

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of convertible notes and accrued interest to notes payable	$26,485	$-
Shares issued for asset purchase agreement	$5,000,000	$-
Shares issued for conversion of notes payable	$24,000	$-
Notes payable converted to convertible notes	$25,000	$-

See accompanying notes to the consolidated financial statements

POWER AMERICAS RESOURCES GROUP LTD.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2022

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

On September 13, 2022, the Company received notice of resignation from Kevin G. Malone from the positions of President, Chief Executive Officer, Treasurer, Chief Financial Officer, Secretary and Sole-Director of the Corporation and appointed Mark Croskery to serve as President, Chief Executive Officer, Treasurer, Chief Financial Officer, and Director of the Corporation

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States (“GAAP”) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company commenced its craft brewing activities in September 2014. During the six months ended November 30, 2022, the Company has incurred net losses of $209,401 and accumulated deficits of $2,608,254. The Company expects losses to continue until it can achieve profitable operations from its craft beer operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

COVID-19 Pandemic

In December 2019, an outbreak of a novel strain of coronavirus originated in Wuhan, China (“COVID-19”) and has since spread worldwide, including to the Unites States, posing public health risks that have reached pandemic proportions (the “COVID-19 Pandemic”). The COVID-19 Pandemic poses a threat to the health and economic wellbeing of our consultants and vendors. Like most businesses world-wide, the COVID-19 Pandemic has impacted the Company financially; however, management cannot presently predict the scope and severity with which COVID-19 will impact our business, financial condition, results of operations and cash flows.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements represent the results of operations, financial position and cash flows of Power Americas, Inc. prepared on the accrual basis of accounting and conform to accounting principles generally accepted in the United States of America. The consolidated financial statements include the financial statements of the Company, and its 100% owned subsidiaries. All inter-company balances and transactions have been eliminated.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The cash account that is held in Canadian Dollar, and foreign exchange transaction gain (loss) resulting from fluctuations in the currency exchange rate between U.S. dollar and Canadian dollar has been recorded in the statements of operations. Translation gain (loss) is reported as a component of other accumulated comprehensive income, which was nil during the year ended November 30, 2022 and 2021.

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

Earnings per share

The Company follows ASC Topic 260 to account for the earnings per share. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods of net loss, all common stock equivalents are excluded from the diluted EPS calculation because they are antidilutive. There were no potential equivalent shares of Common Stock as of November 30, 2022.

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

As defined by ASC 820, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of November 30, 2022 or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, receivables from related parties, prepaid expenses and other, accounts payable, accrued liabilities, and related party and third party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable to related parties approximates the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements at November 30, 2022 and May 31, 2022.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of November 30, 2022:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Financial Instruments	$-	$-	$8,090	$8,090

As of November 30, 2022, the Company’s stock price was $0.001, risk-free discount rate of 4.52% and volatility of 0.01%.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of May 31, 2022:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Financial Instruments	$-	$-	$7,526	$7,526

As of May 31, 2022, the Company’s stock price was $0.15, risk-free discount rate of 0.03% and volatility of 0.1%

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Amount
Balance May 31, 2022	$7,526
Debt discount	1,975
Derivative liability written of to additional paid in capital	(2,046)
Change in fair market value of derivative liabilities	635
Balance November 30, 2022	$8,090

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

NOTE 4 –ASSET PURCHASE AGREEMENTS

3D/4D  Printing Technology Asset Purchase Agreement

On September 9, 2022, the Company closed on an Asset Purchase Agreement pursuant to which the Company acquired certain assets relating to 3D/4D printing technology for use in the construction industry for the aggregate purchase price for the Assets is 30,000,000 restricted shares common stock. On October 19, 2022, the Company entered into that certain Unwind Agreement and Mutual Release for the purpose of unwinding, and rendering void, the Original asset purchase agreement. Accordingly, the Company returned all the Assets acquired and received the 30,000,000 restricted shares of the Company which were sent to treasury and cancelled.

Twin Infra Asset Purchase Agreement

On October 23, 2022, the Company entered into an Asset Purchase Agreement pursuant to which the Company acquired various proprietary assets and intellectual property for 50,000,000 restricted shares of common stock valued at $5,000,000.

The Company evaluated the Asset Purchase Agreement in accordance with ASC 805 – Business Combinations which notes the threshold requirements of a business combination that includes the expanded definition of a “business” and defines elements that are to be present to be determined whether an acquisition of a business occurred. No “activities” of the acquiree were acquired. Instead, the Company obtained control of a set of inputs (the acquired assets). Thus, the Company determined agreement is an acquisition of assets, not an acquisition of a business in accordance with ASC 805. The total purchase price of $5,000,000 in connection with the assets acquired is included in intangible assets, in the consolidated balance sheets.

NOTE 5 –PROMISSORY NOTES

Promissory notes payable at November 30, 2022 and May 31, 2022 consists of the following:

	November 30, 2022	May 31, 2022
Dated March 31, 2018	$6,500	$6,500
Dated November 12, 2021	-	20,000
Dated November 12, 2021	-	9,000
Dated November 12, 2021	20,000	20,000
Dated November 12, 2021	20,000	20,000
Dated January 20, 2022	5,000	5,000
Dated January 20, 2022	5,000	5,000
Dated February 8, 2022	5,000	5,000
Dated February 16, 2022	20,000	20,000
Dated February 16, 2022	15,000	15,000
Dated March 3, 2022	2,500	2,500
Dated June 2, 2022	26,485	-
Dated June 29, 2022	2,500	-
Dated June 29, 2022	10,000	-
Dated June 29, 2022	10,000	-
Dated July 8, 2022	8,000	-
Dated July 11, 2022	12,500	-
Dated July 19, 2022	6,000	-
Dated July 20, 2022	5,000	-
Dated July 20, 2022	10,000	-
Dated July 23, 2022	13,500	-
Dated September 2, 2022	2,530	-
Dated November 30, 2022	6,444	-
Dated November 30, 2022	27,140	-
Long-term promissory note payable	$239,099	$128,000

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

On September 12, 2022, the noteholder of a certain notes payables dated November 12, 2021 converted his note amounting to $29,000 into a new convertible promissory notes. Under the new convertible promissory notes, a conversion feature of $.00001 was added, and the interest rate was changed to 10% (See note 5).

On September 19, 2022, the Company issued a promissory note for proceeds of $950 to an officer for the Company for working capital purposes. The note is due on demand and accrues interest at 10% per year. On October 17, 2022, the officer resigned and agreed to release and forgive the note payable and accrued interest. As such the Company recorded a gain on forgiveness of debt in the amount of $969

On September 26, 2022, the Company issued a promissory note for proceeds of $2,500 to an officer for the Company for working capital purposes. The note is due on demand and accrues interest at 10% per year.  On October 17, 2022, the officer resigned and agreed to release and forgive the note payable and accrued interest. As such the Company recorded a gain on forgiveness of debt in the amount of $2,545.

On October 3, 2022, the Company issued a promissory note for proceeds of $5,000 to an officer for the Company for working capital purposes. The note is due on demand and accrues interest at 10% per year.  On October 17, 2022, the officer resigned and agreed to release and forgive the note payable and accrued interest. As such the Company recorded a gain on forgiveness of debt in the amount of $5,079

On November 30, 2022, the Company issued a promissory note for proceeds of $6,444. The note is due on demand and accrues interest at 10% per year.

During the six months ended November 30, 2022, the Company issued various promissory notes with the same noteholders  amounting to $107,170 for general operating purposes. The notes carry a 10% interest rate and are due upon 10 days written notice.

During the quarters ended November 30, 2022 and 2021, the Company recorded interest expense of $7,347 and $179, respectively.

NOTE 6 – CONVERTIBLE NOTES

Convertible notes payable at November 30, 2022 and May 31, 2021 consists of the following:

	November 30, 2022	May 31, 2022
Dated February 17, 2017	7,500	-
Dated September 2, 2021	-	25,000
Dated September 12, 2022	5,000	-
Total convertible notes payable, gross	12,500	25,000
Less: Unamortized debt discount	-	-
Total convertible notes	$12,500	$25,000

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

On September 2, 2022, the Company issued a convertible promissory note for proceeds of $25,000. The note matured on December 2, 2022 and accrues interest at 8% per annum. The note is payable in either common stock  The note is convertible in common stock at $0.01 per share. The note has not yet been paid and has the default interest rate of 15% per annum.). On June 2, 2022, the noteholder converted the convertible note and accrued interest amount to $26,485 into a new promissory notes. Under the new promissory notes the conversion feature was removed, the interest rate was changed to 10%, the due date was updated to being due upon 10 days written notice (See note 4).

On September 12, 2022, the noteholder of a certain notes payables dated November 12, 2021 converted his note amounting to $29,000 into a new convertible promissory notes. Under the new convertible promissory notes, a conversion feature of $.00001 was added, and the interest rate was changed to 10% (See note 4). During the six months ended November 30, 2022, the noteholder converted $24,000 in principal into 24,000,000 shares of common stock valued at $24,000.

During the six months ended November 30, 2022 and 2021, the Company recorded interest expense of $737 and $7,494, respectively.

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company’s authorized common stock consists of 500,000,000 shares common stock and 100,000,000 shares of Preferred Stock with par value of $0.00001. As of November 30, 2022 and May 31, 2022, the issued and outstanding shares of common stock was 144,072,260 and 197,260 (post split).

Reverse Stock Split

On June 28, 2022, our Board of Directors approved a reverse stock split of our issued and authorized shares of common stock on the basis of 50 old shares for one (1) new share. The financial statements have been retroactively restated to show the effect of the stock split.

On September 14, 2022, the Company issued 9,000,000 shares of common stock valued at $9,000 to convert $9,000 of principal on certain notes payable.

On November 16, 2022, the Company issued 10,000 shares of common stock valued at $10 to partially settle accrued liabilities

On November 23, 2022, the Company issued 50,000,000 shares of common stock valued at $5,000,000 as consideration under the asset purchase agreement. (See Note 4)

On November 28, 2022, the Company issued 15,000,000 shares of common stock valued at $15,000 to convert $15,000 of principal on certain notes payable.

On September 12, 2012, a was issued 1,350,000 shares of preferred stock and cancelled 135,000 common shares for services valued at $1,215.

During the six months ended November 30, 2022, she Company issued 70,000,000 share of common stock and 600,000 shares of preferred stock valued at $70,600 for services.

NOTE 8 – SUBSEQUENT EVENTS

On December 7, 2022, the Company issued a promissory note for proceeds of $5,030. The note is due on demand and accrues interest at 10% per year.

On December 7, 2022, the Company issued a promissory note for proceeds of $375. The note is due on demand and accrues interest at 10% per year.

On November 17, 2022, the Company entered into a settlement agreement with a vendor to settle $173,085 of accrued expenses for 10,000 shares of common stock and $5,000 cash.  The shares were issued on November 16, 2022 and on December 7, 2022, the Company made the cash payment settling the balance of debt in full.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements of Power Americas Resource Group Ltd (the “Company”), which are included elsewhere in this Form 10-Q. Certain statements contained in this report, including statements regarding the anticipated development and expansion of the Company’s business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are “forward-looking” statements. Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

All forward-looking statements speak only as of the date on which they are made. The Company undertakes no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

 Results of Operations for the Three Months Ended November 30, 2022 and 2021

Revenues

We did not earn any revenues during three months ending November 30, 2022 and 2021.

Operating Expenses

Operating expenses increased to $129,078 for the three months ended November 30, 2022, from $18,747 for the same period ended November 30, 2021.

Our operating expenses for the three months ended November 30, 2022, consisted mainly of professional fees of $53,614 and general and administrative costs of $75,464 and our operating expenses for the three months ended November 30, 2021, consisted mainly of professional fees of $18,737 and general and administrative costs of $10. The reason for the increase is primarily related to the additional cost associated our filings and stock based compensation that occurred during the year ended November 30, 2022.

Other Income (Expenses)

We had other expenses of $53 for the three months ended November 30, 2022, compared with other income of $77,275 for the three months ended November 30, 2021.

Our other expenses for the three months ended November 30, 2022 consisted mainly of $8,250 in interest expense, a gain on debt forgiveness of $8,593, and gain on foreign currency translation of 182, and a loss on derivative liability of 578 compared with the three months ended November 30, 2021 consisted mainly of $7,282 in interest expense and a gain on debt forgiveness of $84,557. The reason for the decrease in other income is primarily the result of an decrease in the debt forgiveness during the three month end November 30, 2022.

Net Loss

We recorded a net loss of $129,131 for the three months ended November 30, 2022, as compared with a net income of $58,528 for the three months ended November 30, 2021. The reason for the decrease in net income is primarily the result of an decrease in the debt forgiveness during the three month end November 30, 2022.

Results of Operations for the Six Months Ended November 30, 2022 and 2021

Revenues

We did not earn any revenues during six months ending November 30, 2022 and 2021.

Operating Expenses

Operating expenses increased to $207,446 for the six months ended November 30, 2022, from $21,847 for the same period ended November 30, 2021.

Our operating expenses for the six months ended November 30, 2022, consisted mainly of professional fees of $$131,864 and general and administrative costs of $75,582 and our operating expenses for the six months ended November 30, 2021, consisted mainly of professional fees of $21,837 and general and administrative costs of $10. The reason for the increase is primarily related to the additional cost associated our filings and stock based compensation that occurred during the year ended November 30, 2022.

Other Income (Expenses)

We had other expenses of $1,955 for the six months ended November 30, 2022, compared with other income of $72,790 for the six months ended November 30, 2021.

Our other expenses for the six months ended November 30, 2022 consisted mainly of $11,533 in interest expense, a gain on debt forgiveness of $8,593, and gain on foreign currency translation of 1,620 and a loss on derivative liability of $635 compared with the six months ended November 30, 2021 consisted mainly of $11,576 in interest expense and a gain on debt forgiveness of $84,557. The reason for the decrease in other income is primarily the result of an decrease in the debt forgiveness during the six months ended November 30, 2022.

Net Loss

We recorded a net loss of $209,401 for the six months ended November 30, 2022, as compared with a net income of $51,123 for the six months ended November 30, 2021. The reason for the decrease in net income is primarily the result of a decrease in the debt forgiveness during the six months ended November 30, 2022.

Liquidity and Capital Resources

As of November 30, 2022, we had total current assets of $0 and total assets in the amount of $5,000,000. Our total current liabilities as of November 30, 2022 were $489,099. We had a working capital deficit of $489,099 as of November 30, 2022, compared with a working capital deficit of $377,569 as of May 31, 2022.

Cash Flows from Operating, Investing and Financing Activities

	Year ended November 30,
	2022	2021
Net cash used in operating activities	$(125,351)	$(21,847)
Net cash used in investing activities	-	-
Net cash provided by financing activities	125,034	25,000
Net increase/(decrease) in Cash	-	3,153
Cash, beginning	317	-
Cash, ending	$-	$3,153

Operating activities

For the six months ended November 30, 2022, net cash flows used in operating activities consisted of a net loss of $209,401 loss on change in derivative liabilities of $635, gain on forgives of debt of $8,593, and a net increase in change of operating assets and liabilities of $18,218. For the six months ended November 30, 2021, net cash flows used in operating activities consisted of a net loss of $51,123 loss on change in derivative liabilities of $11, gain on forgives of debt of $84,557, and a net increase in change of operating assets and liabilities of $11,576.

Financing activities

Net cash provided by financing activities for the period ended November 30, 2022 was $125,034, as compared to $25,000 for the same period of 2021. The increase of net cash provided by financing activities was mainly attributable more cash raised from debt, equity, and royalty

Based upon our current financial condition, we do not have sufficient cash to operate our business at the current level for the next twelve months. We intend to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. We plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Going concern– The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States (“GAAP”) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company commenced its craft brewing activities in September 2014. During the six months ended November 30, 2022, the Company has incurred net losses of $209,401 and accumulated deficits of $2,608,254. The Company expects losses to continue until it can achieve profitable operations from its craft beer operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Off Balance Sheet Arrangements

As of November 30, 2022, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of November 30, 2022. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None not previously reported.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mining Safety Disclosures

Not applicable.

Item 5. Other information

None.

Item 6. Exhibits

EXHIBIT NUMBER	DESCRIPTION

3.01(a)	Articles of Incorporation, as amended, filed as an Appendix to the Company’s Information Statement on Schedule 14C filed with the SEC on June 24, 2014.

3.01(b)	Amended & Restated Articles of Incorporation filed as an Exhibit to the Company’s Form 8-K filed with the SEC on September 12, 2022.

3.02	Bylaws filed as Exhibit 4.1 to the Registration Statement on Form S-1 filed with the SEC on July 1, 2010.

10.01	Asset Purchase Agreement by and between the Company & Boris Goldstein dated September 9, 2022, filed as an Exhibit to the Company’s Form 8-K filed with the SEC on September 15, 2022.

10.02	Unwind Agreement and Mutual Release by and between the Company & Boris Goldstein dated October 19, 2022, filed as an Exhibit to the Company’s Form 8-K filed with the SEC on October 25, 2022.

10.03	Asset Purchase Agreement by and between the Company & Ramasamy Balasubramanian effective October 19, 2022, filed as an Exhibit to the Company’s Form 8-K filed with the SEC on October 25, 2022.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)(1)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)(1)

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Schema Document

101.CAL*	Inline XBRL Calculation Linkbase Document

101.DEF*	Inline XBRL Definition Linkbase Document

101.LAB*	Inline XBRL Label Linkbase Document

101.PRE*	Inline XBRL Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Power Americas Resource Group Ltd.

Date: January 23, 2023	By:	/s/ Mark Croskery
	Name:	Mark Croskery
	Title:	Chief (Principal) Executive Officer, Chief Financial Officer (Principal Accounting Officer) and Director

