Form 10-Q
period 2025-02-28
Blackwell 3D Construction Corp.
filed 2025-04-23
CIK 1495648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: February 28, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____________ to ____________.

BLACKWELL 3D CONSTRUCTION CORP.
(Exact name of registrant as specified in its charter)

Nevada	000-54452	80-0778461
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)

706-12 Bayswater Bay By Omniyat

Business Bay, Dubai 00000

United Arab Emirates

Tel.: +1 7027180807

(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Securities registered under Section 12(b) of the Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the Company has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of February 28, 2025, the registrant had 37,997,373 shares of common stock issued and outstanding.

BLACKWELL 3D CONSTRUCTION CORP.

 FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

This quarterly report on Form 10-Q and other publicly available documents, including the documents incorporated herein by reference, contain, and our officers and representatives may from time to time make, “forward-looking” statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: “anticipate,” “believe,” “expect,” “future,” “likely,” “may,” “plan,” “seek,” “will” and similar references to future periods actions or results. Examples of forward-looking statements include our prospects for one or more future material transactions, potential sources of financing, and expenses for future periods.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements.

Any forward-looking statement made by us in this quarterly report on Form 10-Q is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

Factors that could cause or contribute to such differences may include, but are not limited to, those described under the heading “Risk Factors” which may be included in the Company’s Registration Statement on Form 10 as previously filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company’s other reports filed with the Commission that advise interested parties of the risks and factors that may affect the Company’s business.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

BLACKWELL 3D CONSTRUCTION CORP

(FKA POWER AMERICAS RESOURCES GROUP LTD)

CONSOLIDATED BALANCE SHEETS

	February 28, 2025	May 31, 2024
ASSETS
Current assets
Cash	$1,453	$-
Total current assets	1,453	-

Total assets	$1,453	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	223,093	137,763
Due to related party	89,605	-
Notes payable	491,767	358,868
Total current liabilities	804,465	496,631

Total liabilities	804,465	496,631

Stockholders' deficit
Series A Preferred stock, $0.00001 par value, 100,000,000 shares authorized, 5,850,000 and 5,350,000 shares issued and outstanding as of February 28, 2025 and May 31, 2024 , respectively	65	60
Common stock, $0.00001 par value, 500,000,000 shares authorized, 37,996,794 and 55,196,794 shares issued and outstanding as of February 28, 2025 and May 31, 2024 , respectively	379	551
Additional paid in capital	9,607,753	8,672,284
Stock payable	1,297,398	63,288
Accumulated deficit	(11,708,607)	(9,232,814)
Total stockholders' deficit	(803,012)	(496,631)

Total liabilities and stockholders' deficit	$1,453	$-

No assurance provided

BLACKWELL 3D CONSTRUCTION CORP

(FKA POWER AMERICAS RESOURCES GROUP LTD)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended		For the nine months ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024

Revenue	$-	$-	$-	$-

Operating expenses
General and administration	45,009	-	116,438	13,993
Professional fees	777,538	8,170	2,328,129	34,993
Total operating expenses	822,547	8,170	2,444,567	48,986

Loss from operations	(822,547)	(8,170)	(2,444,567)	(48,986)

Other income (expenses)
Interest expense	(11,845)	(2,642)	(32,178)	(17,868)
Loss on change of derivative liability	-	-	-	1,488
Foreign currency gain	-	-	952	2,013
Gain on forgiveness of notes payable	-	6,564	-	14,064
Total other income (expenses)	(11,845)	3,922	(31,226)	(303)

Net loss before tax provision	(834,392)	(4,248)	(2,475,793)	(49,289)
Tax provision	-	-	-	-
Net loss	$(834,392)	$(4,248)	$(2,475,793)	$(49,289)

Net loss per common share - basic and diluted	$(0.02)	$(0.00)	$(0.05)	$(0.06)

Weighted average number of common shares outstanding - basic and diluted	37,307,905	1,196,794	48,054,669	888,181

 No assurance provided

BLACKWELL 3D CONSTRUCTION CORP

(FKA POWER AMERICAS RESOURCES GROUP LTD)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Series A				Additional			Total
	Preferred Stock		Common Stock		Paid-in	Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	payable	Deficit	Deficit
Balance, May 31, 2024	5,350,000	60	55,196,794	551	8,672,284	63,288	(9,232,814)	(496,631)
Common shares issued for cash	-	-	5,800,000	58	57,942	-	-	58,000
Common shares issued for services	-	-	-	-	282,302	415,890	-	698,192
Net loss	-	-	-	-	-	-	(873,210)	(873,210)
Balance, August 31, 2024	5,350,000	60	60,996,794	609	9,012,528	479,178	(10,106,024)	(613,649)
Common shares exchanged for Preferred Stock.	500,000	5	(25,000,000)	(250)	245	-	-	-
Common shares issued for services	-	-	-	-	279,232	411,370	-	690,602
Imputed interest	-	-	-	-	13,140	-	-	13,140
Net loss	-	-	-	-	-	-	(768,191)	(768,191)
Balance, November 30, 2024	5,850,000	65	35,996,794	359	9,305,145	890,548	(10,874,215)	(678,098)
Common shares issued for services					276,165	406,850		683,015
Common shares issued for cash	-	-	2,000,000	20	19,980	-	-	20,000
Imputed interest	-	-	-	-	6,463	-	-	6,463
Net loss	-	-	-	-	-	-	(834,392)	(834,392)
Balance, February 28, 2025	5,850,000	65	37,996,794	379	9,607,753	1,297,398	(11,708,607)	(803,012)

Balance, May 31, 2023	1,950,000	20	576,794	5	7,117,915		(7,705,750)	(587,810)
Net loss	-	-	-	-	-	-	(28,387)	(28,387)
Balance, August 31, 2023	1,950,000	20	576,794	5	7,117,915	-	(7,734,137)	(616,197)
Shares returned to unwind employment agreement	(600)	-	(220,000)	(2)	(55,598)	-	-	(55,600)
Shares issued for asset purchase agreement	-	-	(160,000)	(2)	2	-	-	-
Shares issued for asset purchase agreement	3,000,000	30	1,000,000	10	825,260	-	-	825,300
Net loss	-	-	-	-	-	-	(16,654)	(16,654)
Balance, November 30, 2023	4,949,400	50	1,196,794	11	7,887,579	-	(7,750,791)	136,849
Net loss	-	-	-	-	-	-	(4,248)	(4,248)
Balance, February 29, 2024	4,949,400	50	1,196,794	11	7,887,579	-	(7,755,039)	132,601

 No assurance provided

BLACKWELL 3D CONSTRUCTION CORP

(FKA POWER AMERICAS RESOURCES GROUP LTD)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended
	February 28, 2025	February 29, 2024
Cash Flows from Operating Activities
Net loss	$(2,475,793)	$(49,289)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on change in derivative liability	-	(1,488)
Gain on forgiveness of notes payable	-	(7,500)
Stock-based compensation	2,071,809	-
Imputed interest	19,603	-
Shares returned to unwind agreement	-	(55,600)
Changes in assets and liabilities
Accounts payable and accrued liabilities	85,330	61,521
Net cash used in operating activities	(299,051)	(52,356)

Cash Flows from Investing Activities:
Net cash used in investing activities	-	-

Cash Flows from Financing Activities:
Related party advances	89,605	-
Proceeds from notes payable	172,899	52,302
Repayments of notes payable	(40,000)	-
Proceeds from the issuance of common stock	78,000	-
Net cash provided by financing activities	300,504	52,302

Net increase in cash	1,453	(54)

Cash, beginning of period	-	54

Cash, end of period	$1,453	$-

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Shares issued for intangible assets	$-	$825,300

  No assurance provided

BLACKWELL 3D CONSTRUCTION CORP

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS

Organization

Blackwell 3D Construction Corp (FKA Power Americas Resources Group Ltd.) (the “Company”) was incorporated in the State of Florida on May 11, 2010 under the name Benefit Solutions Outsourcing Corp.

The Company was engaged in the marketing of a craft beer which was brewed, distributed, and marketed solely in Quebec, Canada until the change of control which occurred in March 2019, at which time it ceased business operations.

On February 11, 2019, pursuant to a Stock Purchase Agreement, dated November 21, 2017, by and among Stephan Pilon, Pol Brisset (the “Selling Stockholders”), and Redstone Ventures, LTD (the “Purchaser”), the Purchaser purchased an aggregate of 151,220 (Post split) shares of common stock of Brisset Beer International, Inc., a Nevada corporation (the “Company”), from the Selling Stockholders for $0.119 per share, or an aggregate purchase price of $18,000. The 151,220 shares of common stock (Post split) purchase by the Purchaser from the Selling Stockholders represent approximately 76.66% of the outstanding 789 (Post split) shares of common stock of the Company and constitute a change in control of the Company. The source of funds was working capital of the Purchaser. Mr. S. Polishetty has voting and dispositive control over the Purchaser.

On September 13, 2022, the Company received notice of resignation from Kevin G. Malone from the positions of President, Chief Executive Officer, Treasurer, Chief Financial Officer, Secretary and Sole-Director of the Corporation and appointed Mark Croskery to serve as President, Chief Executive Officer, Treasurer, Chief Financial Officer, and Director of the Corporation.

On October 12, 2023, the Company and Ramasamy Balasubramanian entered into that certain Unwind Agreement and Mutual Release for the purpose of unwinding, and rendering void, the Asset Purchase executed by and between the Company and Ramasamy on October 19, 2022. The Parties have mutually and voluntarily agreed to unwind the transaction contemplated by the Original APA. Accordingly, the Company shall return all the Assets acquired per the Original APA once Ramasamy has cancelled, and returned to the Company’s treasury, the 160,000 restricted shares of the Company’s common stock he received per the terms of the Original APA. Additionally, effective as of October 12, 2023, Ramasamy resigned as Chief Financial Officer, Treasurer and Chairman of the Board of Directors of the Company.

On or about October 17, 2023, the Company’s Board of Directors, receiving the majority vote of the Company’s shareholders of approximately 74.91%, approved the following: (i) Changing the corporate name from Power Americas Resource Group Ltd. to Blackwell 3D Construction Corp.; (ii) A change in the Company’s OTC trading symbol from PARG to BDCC or, if unavailable, to BLCC or BCCP and, (iii) A One for Two Hundred Fifty (1-for-250) Reverse Stock Split of the issued and outstanding shares of Common Stock of the Company whereby every 250 shares of the Company’s issued and outstanding common stock on the Payment Date shall automatically convert into one new share of common stock. The financial statements have been retroactively restated to reflect the stock split.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States (“GAAP”) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. During the nine months ended February 28, 2025, the Company has incurred net losses of $2,475,793, accumulated deficits of $11,708,607, and used cash in operations of $299,051. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

The accompanying consolidated financial statements represent the results of operations, financial position and cash flows of Blackwell 3D Construction Corp. include the financial statements of the Company, and its 100% owned subsidiaries. All inter-company balances and transactions have been eliminated.

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

Stock-based compensation

The Company follows the guidelines in FASB Codification Topic ASC 718-10 “Compensation-Stock Compensation”, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to an Employee Stock Purchase Plan based on the estimated fair values.

Concentration of Credit Risk

The Company has no off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains all of its cash balances with two financial institutions in the form of demand deposits.

Earnings (loss) per share

The Company reports earnings (loss) per share in accordance with FASB Codification Topic ASC 260-10 “Earnings Per Share”, Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented for the six months ended November 30, 2024 since the effect of the assumed exercise of options and warrants to purchase common shares (common stock equivalents) would have an anti-dilutive effect. There 0 additional shares issuable in connection with outstanding options, warrants, stock payable and convertible debts as of February 28, 2025.

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

As defined by ASC 820, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of November 30, 2024 or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, receivables from related parties, prepaid expenses and other, accounts payable, accrued liabilities, and related party and third-party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable to related parties approximates the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements at February 28, 2025 and May 31, 2024.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 4 –PROMISSORY NOTES

	February 28, 2025	May 31, 2024
Dated March 31, 2018	$6,500	$6,500
Dated June 2, 2022	26,485	26,485
Dated July 23, 2022	-	10,000
Dated September 2, 2022	-	2,530
Dated November 30, 2022	6,444	6,444
Dated November 30, 2022	-	27,140
Dated December 7, 2022	4,700	5,030
Dated December 16, 2022	51,000	51,000
Dated January 25, 2023	51,000	51,000
Dated February 8, 2023	15,060	15,060
Dated February 16, 2023	25,030	25,030
Dated February 23, 2023	50,030	50,030
Dated February 28, 2023	4,789	4,789
Dated March 1, 2023	389	389
Dated May 4, 2023	5,839	5,839
Dated June 6, 2023	5,163	5,163
Dated August 9, 2023	3,000	3,000
Dated August 9, 2023	5,000	5,000
Dated August 31, 2023	5,160	5,160
Dated September 13, 2023	3,000	3,000
Dated October 17, 2023	7,000	7,000
Dated October 17, 2023	3,000	3,000
Dated November 30, 2023	8,779	8,779
Dated January 29, 2024	7,500	7,500
Dated February 29, 2024	4,700	4,700
Dated March 11, 2024	2,000	2,000
Dated March 21, 2024	2,500	2,500
Dated March 21, 2024	5,000	5,000
Dated May 1, 2024	3,755	3,755
Dated May 31, 2024	6,045	6,045
Dated July 1, 2024	5,103	-
Dated June 17, 2024	25,000	-
Dated June 18, 2024	14,000	-
Dated July 17, 2024	25,000	-
Dated July 19, 2024	25,000	-
Dated July 30, 2024	6,200	-
Dated August 30, 2024	5,041	-
Dated October 17, 2024	10,000	-
Dated October 25, 2024	10,000	-
Dated November 19, 2024	9,000	-
Dated November 19, 2024	20,000	-
Dated November 29, 2024	9,460	-
Dated February 25, 2025	9,095
Short-term promissory note payable	491,767	$358,868

On March 31, 2018, the Company issued a promissory note for proceeds of $6,500. The note matures on September 23, 2018 and accrues interest at 1.5% per quarter.

On November 12, 2021, the holders of certain convertibles notes issued on July ,13, 2018, March 23, 2018, December 31,2018 and February 15, 2019 assigned their balances to a new note holder (See Note 5). On the same date, the Company issued new promissory notes in replacement of the assigned notes. Under the new promissory notes the conversion feature was removed, the interest rate was changed to 0%, the due was updated to being due upon 10 days written notice. On October 12, 2023, the note notes were restructured to include a payment schedule with a maturity date of November 30, 2024. The restructured note calls for quarterly payments of $5,000. In addition to the new payment schedule the notes also stop accruing interest as of August 31, 2023.

During the year ended May 31, 2023, the Company issued various promissory notes to the same note holder for proceeds of $11,622. The notes are due on demand and accrues interest at 10% per year. On October 12, 2023, the note notes were restructured to include a payment schedule with a maturity date of November 30, 2024. The restructured note calls for quarterly payment ranging from $2,500 to $5,367. In addition to the new payment schedule the notes also stop accruing interest as of August 31, 2023

On June 17, 2024, the Company issued a promissory note for proceeds of $14,000. The note is due on demand and accrues interest at 10% annually.

During the nine months ended February 28, 2025 and February 29, 2024, the Company issued various promissory notes with the same noteholders amounting to $172,899 and $52,302 for general operating purposes, respectively. The notes carry a 10% interest rate and are due upon 10 days written notice. On October 12, 2023, the note notes were restructured to include a payment schedule with a maturity date of August 31, 2026. The restructured note calls for quarterly payment ranging from $15,000 to $39,295. In addition to the new payment schedule the notes also stop accruing interest as of August 31, 2023. On February 21, 2024, the notes were sold and assigned to a new note holder in a private transaction. During the three months ended November 30, 2024, the Company made payments of $40,000 on various notes due to the note holder. As of February 29, 2024 and May 31, 2024, the Company had notes payable due to this holder in the amount of $491,767 and $358,868, respectively.

During the nine months ended February 28, 2025 and February 29, 2024, the Company recorded interest expense of $32,178 and $17,868, respectively.

NOTE 5 – STOCKHOLDERS’ EQUITY

The Company’s authorized common stock consists of 500,000,000 shares common stock and 100,000,000 shares of Series A Preferred Stock with par value of $0.00001. As of February 28, 2025 and May 31, 2024, the issued and outstanding shares of common stock was 37,996,794 and 55,196,794. As of February 28, 2025 and May 31, 2024, the issued and outstanding shares of preferred stock was 5,850,000 and 5,350,000, respectively.

During the nine months ended February 28, 2025, the Company issued 7,800,000 shares of common stock for $78,000 cash.

On March 14, 2024, the Company issued 36,000,000 restricted shares of common stock and 1,000,000 shares of Preferred stock valued at $1,120,000 based on the stock price on the date of the agreement to the Company’s CEO for services. The Company has recorded, $837,699 of the value of the issuance was recoded to compensation cost during the nine months ended February 28, 2025.

On May 7, 2024, the Company agreed to issued 3,000,000 restricted shares of common stock and valued at $1,650,000 based on the stock price on the date of the agreement to an executive of the Company for services. The Company has recorded, $1,234,110 of the value of the issuance was recoded to compensation cost during the nine months ended February 28, 2025.

On October 22, 2024, the Company agreed to issued 500,000 shares of Series A Preferred Stock for to the CEO of the Company for the return of 25,000,000 shares of common stock.

On January 28, 2025, the Company agreed to issued 2,000,000 shares of common stock for $20,000 cash.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855 the Company’s management reviewed all material events through the date these financial statements were available to be issued, there were no material subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

FORWARD-LOOKING STATEMENTS

The following discussion may contain forward-looking statements regarding the Company, its business prospects and its results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company’s actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. These forward-looking statements reflect our view only as of the date of this report. The Company cannot guarantee future results, levels of activity, performance, or achievement. The Company does not undertake any obligation to update or correct any forward-looking statements.

Results of Operations for the three and nine months ended February 28, 2025 and February 29, 2024

Revenues

We earned no revenues for three or nine months ended February 28, 2025 or February 29, 2024.

Operating Expenses

We incurred $822,547 in operating expenses for the three months ended February 28, 2025, as compared with $8,170 in the three months ended February 29, 2024. The increase in operating expenses is the result of share issued for services during the three months ended February 28, 2025. We expect our operating expenses will increase in future years as a result of the costs associated with the increased operating activity under our business model.

We incurred $2,444,567 in operating expenses for the nine months ended February 28, 2025, as compared with $48,986 in the nine months ended February 29, 2024. The increase in operating expenses is the result of share issued for services during the nine months ended February 28, 2025. We expect our operating expenses will increase in future years as a result of the costs associated with the increased operating activity under our business model.

Other Income/Expenses

We had other expenses of $11,845 for the three months ended February 28, 2025, compared to other income of $3,922 for the three months ended February 29, 2024. The decrease in other expenses was the result of a gain on settlement of notes payable that occurred during the three months ended February 29, 2024.

We had other expenses of $31,226 for the nine months ended February 28, 2025, compared to other expenses of $303 for the nine months ended February 29, 2024. The decrease in other expenses was the result of the reduction of interest expense that occurred during the nine months ended November 30, 2023.

Net Loss

We recorded a net loss of $834,392 for the three months ended February 28, 2025, compared to a net loss $4,248 for the three months ended February 29, 2024. The decrease in net loss was associated with the factors discussed above.

We recorded a net loss of $2,475,793 for the nine months ended February 28, 2025, compared to a net loss $49,289 for the nine months ended February 29, 2024. The decrease in net loss was associated with the factors discussed above.

Going Concern

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States (“GAAP”) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. During the nine months February 28, 2025, the Company has incurred net losses of $2,475,793, accumulated deficits of $11,708,607, and used cash in operations of $299,051. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Our current operations have been funded entirely from capital raised from our private offering of securities as well as additional funding received through the issuance of convertible notes and stock issuances. We are entirely dependent on our ability to attract and receive additional funding from either the sale of securities or outside sources such as private investment or a strategic partner. We currently have no firm agreements or arrangements with respect to any such financing and there can be no assurance that any needed funds will be available to us on acceptable terms or at all. The inability to obtain sufficient funding of our operations in the future will restrict our ability to grow and reduce our ability to continue to conduct business operations. Our failure to raise additional funds will adversely affect our business operations, and may require us to suspend our operations, which in turn may result in a loss to the purchasers of our common stock. If we are unable to obtain necessary financing, we will likely be required to curtail our development plans which could cause us to become dormant. Any additional equity financing may involve substantial dilution to our then existing stockholders.

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

Liquidity and Capital Resources

Our financing objective is to maintain financial flexibility to meet the material, equipment and personnel needs to support our project commitments, and pursue our expansion and diversification objectives.

As of February 28, 2025, we had total current assets of $1,453 and total current liabilities of $804,465. We had a working capital deficit of $803,012 as of February 28, 2025.

Net cash used by operating activities was $299,051 for the nine months ended February 28, 2025, as compared with $52,356 cash used for the nine months ended February 29, 2024. Our negative operating cash flow for both periods was our net losses, as adjusted to reconcile net loss to net cash provided by operating activities.

Financing activities provided $300,504 in cash for the nine months ended February 28, 2025, as compared with $52,302 for the nine months ended February 29, 2024. Our positive financing cash flow for 2025 and 2024 mainly consisted of proceeds from notes payables and proceeds from the issuance of common stock, netted against repayments of notes payable.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Management’s Responsibility for Controls and Procedures

The Company’s management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. The Company’s controls over financial reporting are designed under the supervision of the Company’s Principal Executive Officer and Principal Financial Officer to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Principal Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of February 28, 2025. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and report financial information required to be included on our SEC reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

Internal Control Over Financial Reporting

As of February 28, 2025, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (as revised). Based on our evaluation, management concluded that our internal control over financial reporting was not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

The management including its Principal Executive Officer/Principal Financial Officer, does not expect that its disclosure controls and procedures, or its internal controls over financial reporting will prevent all error and all fraud. A control system no matter how well conceived and operated, can provide only reasonable not absolute assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

The Company has limited resources and as a result, a material weakness in financial reporting currently exists, because of our limited resources and personnel, including those described below.

*

The Company has an insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

*	We have not achieved the optimal level of segregation of duties relative to key financial reporting functions.

*

We do not have an audit committee or an independent audit committee financial expert. While not being legally obligated to have an audit committee or independent audit committee financial expert, it is management’s view that to have an audit committee, comprised of independent board members, and an independent audit committee financial expert is an important entity-level control over the Company’s financial statements.

A material weakness is a deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) auditing standard 5) or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that a material weakness exists due to a lack of segregation of duties, resulting from the Company’s limited resources and personnel.

Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting

As a result of these findings, management, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible remedial measures set forth below. As of February 28, 2025, we did not have sufficient capital and/or operations to implement any of the remedial measures described below.

*

Assessing the current duties of existing personnel and consultants, assigning additional duties to existing personnel and consultants, and, in a cost effective manner, potentially hiring additional personnel to assist with the preparation of the Company’s financial statements to allow for proper segregation of duties, as well as additional resources for control documentation.

*

Assessing the duties of the existing officers of the Company and, in a cost effective manner, possibly promote or hire additional personnel to diversify duties and responsibilities of such executive officers.

*

Board to review and make recommendations to shareholders concerning the composition of the Board of Directors, with particular focus on issues of independence. The Board of Directors will consider nominating an audit committee and audit committee financial expert, which may or may not consist of independent members.

*

Interviewing and potentially hiring outside consultants that are experts in designing internal controls over financial reporting based on criteria established in Internal Control Integrated Framework issued by Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (as revised).

(b) Change in Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the period ended February 28, 2025.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are not party to any material legal proceedings. From time to time, we may be involved in legal proceedings or subject to claims incident to the ordinary course of business. The outcome of litigation is inherently uncertain, and there can be no assurances that favorable outcomes will be obtained. In addition, regardless of the outcome, such proceedings or claims can have an adverse impact on us, which may be material because of defense and settlement costs, diversion of resources and other factors.

Item 1A. Risk Factors.

The risks described under the heading “Risk Factors” in our Factors that could cause or contribute to such differences may include, but are not limited to, those described under the heading “Risk Factors” which are included in the Company’s Registration Statement on Form 10, as amended, which was previously filed with the Securities and Exchange Commission. The risks and uncertainties described therein are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial may also become important factors that adversely affect our business.

You should carefully read and consider such risks, together with all of the other information in our Registration Statement on Form 10 and in this Quarterly Report on Form 10-Q (including the disclosures in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our condensed consolidated financial statements and related notes), and in the other documents that we file with the SEC.

There have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in our Registration Statement on Form 10, as amended.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	During the quarter ended February 28, 2025, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K, if any.

(b)	Not applicable.

(c)	None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None

Item 6 - Exhibits

Number Description of Exhibit

3.1	Articles of Incorporation, as amended**

3.2	Bylaws**

3.3	Certificate of Designation filed April 11, 2024 with the Nevada Secretary of State***

31.1	Certification of Principal Executive Officer Pursuant to Rule 13A-14(A) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13A-14(A) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2	Certification pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

** Previously Filed as part of the Company’s Registration Statement on Form 1-A, specifically as exhibits to the Part II-Offering Circular thereto, originally filed with the SEC on March 20, 2024.

*** Previously Filed as part of the Company’s Registration Statement on Form 1-A, specifically as exhibits to the Part II-Offering Circular thereto, originally filed with the SEC on April 22, 2024.

# The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKWELL 3D CONSTRUCTION CORP.

Dated: March ___, 2025	/s/ Mohammed Saif Zaveri
Mohammed Saif Zaveri
President and Director
Principal Executive Officer

BLACKWELL 3D CONSTRUCTION CORP.

Dated: March ___, 2025	/s/ Krishnendu Chatterjee
Krishnendu Chatterjee
Principal Financial Officer
Principal Accounting Office

