Form 10-K
period 2025-05-31
Blackwell 3D Construction Corp.
filed 2025-09-15
CIK 1495648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2025 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

BLACKWELL 3D CONSTRUCTION CORP.
(Exact name of registrant as specified in its charter)

Nevada	000-54452	80-0778461
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)

706-12 Bayswater Bay By Omniyat

Business Bay, Dubai 00000

United Arab Emirates

Tel.: +1 7027180807

(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.00001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $3,963. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. Without acknowledging that any individual director of registrant is an affiliate, all directors have been included as affiliates with respect to shares owned by them.

As of September 15, 2025, there were 37,997,373 shares of the registrant’s common stock outstanding.

BLACKWELL 3D CONSTRUCTION CORP.

Report on Form 10-K

PART I

FORWARD LOOKING STATEMENTS

Except for statements of historical fact, certain information described in this Annual Report on Form 10-K (“Annual Report”) contains “forward-looking statements” that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” “would” or similar words. The statements that contain these or similar words should be read carefully because these statements discuss the Company’s future expectations, including its expectations of its future results of operations or financial position, or state other “forward-looking” information. Blackwell 3D Construction Corp.  believes that it is important to communicate its future expectations to its investors. However, there may be events in the future that the Company is not able to accurately predict or to control. Further, the Company urges you to be cautious of the forward-looking statements which are contained in this Annual Report because they involve risks, uncertainties and other factors affecting its operations, market growth, service, products, and licenses. The risk factors in the section captioned “Risk Factors” in Item 1A of the Company’s Annual Report, as well as other cautionary language in this Annual Report, describe such risks, uncertainties and events that may cause the Company’s actual results and achievements, whether expressed or implied, to differ materially from the expectations the Company describes in its forward-looking statements. The occurrence of any of the events described as risk factors could have a material adverse effect on the Company’s business, results of operations and financial position.

ITEM 1. BUSINESS.

Blackwell 3D Construction Corp. is an emerging 3D house printing company that aims to transform the construction landscape.

At Blackwell 3D Construction Corp., we envision a future where sustainable, affordable, and innovative housing solutions are accessible to everyone. Our mission is to revolutionize the construction industry by leading the way in 3D house printing technology. We are committed to delivering cutting-edge, eco-friendly, and customizable housing solutions that redefine the way homes are built. Through creativity, technological prowess, and a dedication to environmental responsibility, we strive to build communities and empower individuals to realize their dreams of a secure and comfortable home. To this end, we have developed certain innovative 3D house printing technology assets aimed at revolutionizing the construction industry. Our goal is to specialize in printing fully functional and livable residential housing and small-scale apartment buildings in a fraction of the time and cost compared to traditional construction methods. Initially, our focus will be on launching in the United States, the United Arab Emirates (“UAE”) and Southeast Asia.

Our 3D house printing process involves using commercially available large-scale 3D printers and a specialized concrete mixture to create the structural components of the house. The printing process is highly automated, allowing us to create intricate designs and details with precision. Blackwell believes its approach to construction will have several advantages.

1.	Our 3D printed houses may be faster to build than traditional houses, taking only a few weeks to complete;
2.	Our process will be environmentally friendly, producing less waste and using less energy; and,
3.	Our construction costs should be lower than traditional construction, allowing us to offer affordable housing solutions.

We will cater to a diverse range of clients, including individuals, businesses, and governments, who are looking for a modern and cost-effective solution to their construction needs. Our experienced team can design customized houses that meet our client’s specific requirements and preferences. As we implement our business plan, we intend to constantly innovate and improve our technology to provide even better solutions for our clients.

The Company is still in its development stage, with nominal operations and assets. As a result, we are considered a shell company under Rule 405 of the Securities Act and are subject to additional regulatory requirements as a result of this status, including limitations on our shareholder’s ability to re-sell their shares in our company, as well as additional disclosure requirements.

Blackwell 3D Construction Corp. Key Points: Our vision is to revolutionize the construction industry by utilizing 3D concrete printing technology to create sustainable and low-carbon footprint homes.

•

The traditional construction industry is inefficient, wasteful, and has a significant carbon footprint. The need for sustainable and innovative solutions to address these issues has never been greater.

•

We will utilize 3D concrete printing technology to create sustainable and low-carbon footprint villas. Our approach will significantly reduce the time, resources, and waste generated during construction, resulting in a more efficient and cost-effective process.

•

We intend to construct sustainable homes using 3D concrete printing technology. These homes will be designed with sustainability in mind and will incorporate features such as solar panels, energy-efficient systems, and green roofs. This will provide a low-carbon footprint alternative to traditional construction methods.

•

We intend plans to file for several patents related to 3D concrete printing technology and sustainable construction methods. Our innovative approach to construction has the potential to disrupt the traditional construction industry and create a new market for sustainable solutions.

•

We believe that our solution provides a more efficient and cost-effective alternative to traditional construction methods, while also addressing the growing need for sustainable solutions in the industry. The market potential for sustainable and innovative construction solutions is significant, with a growing demand for sustainable and eco-friendly buildings.

•

Our Management team consists of experienced professionals in the construction industry, with expertise in 3D printing technology, sustainable design, and finance. Our team is committed to creating innovative and sustainable solutions to address the challenges facing the construction industry.

Blackwell’s approach to construction, utilizing 3D concrete printing technology, provides an opportunity to disrupt the traditional construction industry and potentially become a leader in sustainable construction. With a focus on sustainability, innovation, and efficiency.

Blackwell is committed to creating a better future for the construction industry and the world. As we advance our plan of operation, we believe there are a few corporate pillars that we must follow in order to achieve success:

1.	Innovation Leadership: We are dedicated to staying at the forefront of 3D printing technology, continuously pushing boundaries to develop and refine cutting-edge solutions for the housing industry.
2.

Sustainability: We are committed to minimizing the environmental impact of construction. Our 3D printing processes prioritize the use of eco-friendly materials and reduce waste, contributing to a greener and more sustainable future.

3.

Affordability and Accessibility: We believe that everyone deserves a safe and comfortable home. By leveraging 3D printing technology, we aim to make housing more affordable and accessible, addressing housing challenges worldwide.

4.

Customization: Recognizing the diversity of individual needs and preferences, Blackwell offers a range of customizable designs and features, ensuring that each home is uniquely tailored to the needs and tastes of its occupants.

5.

Community Building: Beyond constructing houses, we are committed to building communities. Through strategic partnerships and community outreach programs, we will seek to contribute to the development and well-being of the areas in which we operate.

As we embark on this transformative journey, Blackwell 3D Construction Corp. is poised to redefine the future of housing, making quality homes more accessible, sustainable, and customized than ever before.

BLACKWELL - PROPERTIES & EQUIPMENT

Currently, our office space is located in a shared office space which we believe is sufficient for our present needs. We do, however, test our technology at off-site locations, where we also conduct our research and development. Additionally, and as of the date hereof, we neither own nor lease any real property and while we have begun the process of identifying several properties and prospective project sites that we consider suitable for our initial operations we do not presently have any real property under contract or letter of intent. As we continue to advance our plan of operation, we intend to keep our shareholders and other stakeholders apprised of all advancements towards our initial Home/Apartment construction project.

As for any developing construction company, we believe, based on management experience, that the acquisition of physical assets, including the acquisition of the actual 3D printer we will use in our construction process, will be tailored for each project as we move forward therewith. For the Company to have physical assets (other than general office equipment, computers, phones, etc.) would require storage and potentially lease payments on any such equipment. We do not anticipate any difficulty in acquiring the assets necessary for the physical construction of our potential proposed projects. As we move from site acquisition to physically building our projects, we anticipate needing to acquire, either directly or through subcontractors, to be determined by cost and other factors related to general construction standards, the following:

3D Printer: First and foremost, we will need a large-scale 3D printer capable of printing structures like walls and other structural components of the house. These printers can be gantry-style or robotic arm-based, depending on the technology used. We have identified the following companies that have such printers available for sale or lease as the case may be.

•	COBOD specializes in developing gantry-style 3D printers for construction. Their printers are used worldwide for projects ranging from small-scale housing to large commercial buildings.
•

XtreeE which focuses on providing 3D printing solutions for architecture and construction. They offer robotic arm-based 3D printers capable of printing large-scale architectural elements and structures.

•

CyBe Construction offers a range of 3D concrete printers and associated technologies for construction applications. Their printers are designed to print various building components, including walls, floors, and facades.

While there are other companies we may consider, we do not anticipate any delays in acquiring the necessary 3D printer as necessary.

•

Gantry or Robotic Arm: Depending on the type of 3D printer we select we will need a gantry system or a robotic arm to move the printhead or extruder along the specified path to deposit the construction material layer by layer. Generally, this will be supplied by the same company supplying the printer.

•	Construction Material: Appropriate construction material for the 3D printer, including concrete, various types of polymers, and even recycled materials.
•

Computer and Design Software: We anticipate outsourcing the design the structure we want to print, typically CAD (Computer-Aided Design) software is typically used for this purpose. We will also need software specifically designed for generating G-code, the language that controls most 3D printers.

•

Leveling and Calibration Tools: Ensuring the printer is properly calibrated and leveled is crucial for printing accurate and structurally sound components. Tools such as laser levels, rulers, and calibration blocks are commonly used for this purpose.

•	Power Source: A stable power source is necessary to run the 3D printer and other equipment.
•	Maintenance Tools: Regular maintenance of the 3D printer is essential to keep it in good working condition.
•	Finishing Tools: We may need tools for finishing and smoothing the printed surfaces, such as sanders, grinders, or trowels.
•	Site Preparation Equipment: We anticipate needing equipment for site preparation, such as excavators, bulldozers, or compactors.
•	Utilities: Access to utilities like water and electricity is essential for both the construction process and the functioning of the 3D printer.

These are some of the essential equipment and tools required for developing and building a 3D printed home. The specific requirements may vary depending on the scale of the project, the chosen construction method, and the design of the structure we intend to print.

Paths to Revenue

Blackwell 3D Construction Corp. has identified various avenues to generate revenue, capitalizing on the innovative technology, and our applications in the construction industry. The following is a brief summary of key potential revenue streams:

•

Construction Services: Primary revenue comes from offering 3D printing construction services to clients, including private individuals, real estate developers, and government entities. Charge fees for designing and constructing 3D printed structures, considering factors such as size, complexity, and customization.

•	Customization Upgrades: Offer premium customization options for clients who want unique design features, layouts, or architectural elements, generating additional revenue through customization fees.

•

Consultation and Design Services: Provide consultation services for clients seeking expertise in 3D printing technology, construction planning, and design optimization. Charge fees for architectural and engineering design services, ensuring structures are both aesthetically pleasing and structurally sound.

•	Material Sales: Develop and sell proprietary or specialized 3D printing construction materials to other construction companies or projects, creating a recurring revenue stream.
•	Training Programs: Offer training programs and workshops for construction professionals and companies interested in adopting 3D printing technology, generating revenue through enrollment fees.
•	Technology Licensing: License proprietary 3D printing technology, software, or patents to other construction firms or entities looking to incorporate this technology into their operations.
•	Maintenance and Support Services: Provide ongoing maintenance, troubleshooting, and support services for 3D printing equipment and software, establishing a recurring revenue model.

•

Research and Development Collaborations: Engage in collaborative research and development projects with industry partners or academic institutions, generating revenue through grants, partnerships, or government funding.

•	Real Estate Development: Invest in or partner with real estate development projects that utilize 3D printing technology, participating in the profits generated from property sales or leasing.
•	International Expansion: Explore opportunities for global expansion by offering 3D printing construction services in international markets, generating revenue from overseas projects.
•

Smart Home Integration: Explore partnerships or in-house development of smart home technologies that can be integrated into 3D printed houses, offering additional revenue streams through technology upgrades and maintenance services.

By strategically diversifying revenue streams and staying at the forefront of technological advancements, 3D house printing companies can build a sustainable and profitable business model in the construction industry.

Plan of Operation - Operational Goals

The following timelines and amounts are approximate and are subject to change due to market conditions and at the sole discretion of Management.

1.	Phase 1: Infrastructure Development
	○	Continue to develop and refine our proprietary construction material blends optimized for 3D printing.
	○	Hire and train a skilled workforce specializing in 3D construction techniques.
2.	Phase 2: Product Development
	○	Continue to develop, design, and prototype a range of 3D-printed residential and commercial building models.
	○	Test structural integrity, durability, and compliance with to regulatory standards.
3.	Phase 3: Commercial Launch
	○	Begin large-scale production of 3D-printed homes and commercial units.
	○	Continue to partner with contractors, developers, and governments for bulk projects.
	○	Continue to implement sustainable practices to minimize environmental impact.
4.	Phase 4: Market Expansion
	○	Expand operations to multiple facilities across key regions.
	○	Introduce advanced customization options and premium architectural services.
	○	Launch a marketing campaign to increase brand visibility and attract new customers.

Timeline

1.	2025 (Q2-Q4): Infrastructure Development
	○	Secure facility location and set up manufacturing equipment (Q2).
	○	Recruit key staff and finalize material formulations (Q2-Q4).
	○	Conduct initial pilot tests for production (Q4).
2.	2025 (Q2-Q4): Product Development and Testing
	○	Create and refine prototypes for residential and commercial units (Q2-Q4).
	○	Perform rigorous testing to meet regulatory standards (Q2-Q4).
	○	Establish partnerships for pilot projects (Q4).
3.	2025 - 2026 (Q4-Q2): Commercial Launch
	○	Begin production of commercial projects.
	○	Scale up operations and refine processes based on market feedback.
4.	2026+: Market Expansion
	○	Establish additional facilities in strategic locations.
	○	Broaden service offerings and expand into international markets.

Estimated Costs

1.	Phase 1: Full Infrastructure Development
	○	Facility setup and equipment: $250,000.
	○	Recruitment and training: $25,000.
	○	Material research and development: $50,000.
2.	Phase 2: Product Development
	○	Prototype development: $1 million.
	○	Regulatory testing and compliance: $500,000.
3.	Phase 3: Commercial Launch
	○	Marketing and partnerships: $1 million.
	○	Initial production costs: $2.5 million.
4.	Phase 4: Market Expansion
	○	Expansion to new facilities: $4-5 million.
	○	Marketing and R&D for new markets: $2 million.

Funding Strategy

As of the date of this Report we have not secured any financing. However, we continue to pursue all avenues available us, including the following:

1.	Capital
	○	Equity investment from venture capital and private investors.
	○	Ongoing funding round to raise $2-10 million, over the next 2 to 3 years.
2.	Government Grants and Incentives
	○	Apply for grants and innovation funding programs.
	○	Leverage tax incentives for eco-friendly practices.
3.	Revenue Generation
	○	Pre-sale agreements for 3D-printed units to generate upfront revenue.
	○	Long-term contracts with real estate developers and government projects.
4.	Debt Financing
	○	Secure low-interest loans for infrastructure expansion.
	○	Partner with financial institutions for project-based financing.

This operational plan provides a structured pathway for Blackwell 3D Construction Corp. to establish itself as a leader in the 3D construction market. By adhering to this plan, the Company aims to achieve sustainable growth, technological leadership, and a lasting impact on the construction industry. And to be certain, the foregoing timelines and amounts are approximate and are subject to change due to market conditions and at the sole discretion of Management.

Current Problems in the 3D Home Printing Industry & the Blackwell Solution

1. Regulatory Compliance:

The Challenge: Adhering to existing building codes and regulations that may not have provisions for 3D printed construction.

Blackwell Solution: Collaborate with regulatory bodies to establish standards for 3D printed structures, and actively engage in dialogue to update and adapt existing regulations.

2. Technology Costs:

The Challenge: High initial costs for acquiring and maintaining 3D printing equipment and technology.

Blackwell Solution: Seek partnerships, government grants, or funding to offset technology costs. Additionally, ongoing investments in research and development may lead to more cost-effective solutions over time.

3. Material Development:

The Challenge: Limited availability and high costs of specialized 3D printing construction materials.

Blackwell Solution: Invest in research and development to create more affordable and sustainable materials. Collaborate with material science experts and suppliers to explore innovative alternatives.

4. Public Perception and Acceptance:

The Challenge: Limited public awareness and acceptance of 3D printed homes as a viable and safe construction method.

Blackwell Solution: Conduct outreach and education campaigns to inform the public about the benefits, safety, and sustainability of 3D printed housing. Showcase successful projects and engage with the community to build trust.

5. Skilled Labor Shortage:

The Challenge: Lack of skilled workers familiar with 3D printing technology and construction methods.

Blackwell Solution: Invest in training programs and partnerships with educational institutions to develop a skilled workforce. Create internship opportunities and collaborate with industry experts to bridge the skills gap.

6. Scaling Production:

The Challenge: Scaling up production to meet demand without compromising quality.

Blackwell Solution: Implement efficient project management systems, invest in multiple 3D printing units, and optimize production workflows. Continuous process improvement is essential for scalability.

7. Design Complexity:

The Challenge: Designing complex structures that meet both aesthetic and structural requirements.

Blackwell Solution: Collaborate with architects and engineers to refine design processes, utilize advanced software for design optimization, and invest in research to simplify construction techniques.

8. Supply Chain Disruptions:

The Challenge: Potential disruptions in the supply chain for 3D printing materials and components.

Blackwell Solution: Diversify suppliers, maintain strategic inventories, and establish contingency plans to mitigate the impact of supply chain disruptions.

9. Long-Term Durability:

The Challenge: Ensuring the long-term durability and structural integrity of 3D printed homes.

Blackwell Solution: Invest in thorough testing and quality control processes, collaborate with structural engineers, and conduct long-term studies to assess the performance of 3D printed structures over time.

10. Financing and Insurance:

The Challenge: Limited availability of financing options and insurance coverage for 3D printed homes.

Blackwell Solution: Work with financial institutions to develop specialized financing programs for 3D printed housing projects. Collaborate with insurance providers to create tailored insurance policies that address the unique aspects of 3D printed construction.

Addressing these challenges requires a holistic approach involving collaboration with various stakeholders, ongoing research and development, and a commitment to transparency and education within the industry and the broader community.

Life Cycle Stages of a 3D Printed Housing Community:

Our proposed projects will center, among other projects, around the development of a 3D Printed Housing Community, we will leverage cutting-edge 3D printing technology, offering sustainable, cost-effective, and customizable housing solutions. Our planned community will not only provide comfortable and modern homes but will also serve as a model for environmentally conscious and community-focused development.

1. Planning and Design:

•	Initial conceptualization and feasibility studies.
•	Collaborative design and customization discussions with potential residents.
•	Architectural and engineering planning for 3D printed structures.

2. Regulatory Approval:

•	Submission of plans to regulatory authorities for approval.
•	Obtaining necessary permits and adhering to building codes.

3. Land Acquisition:

•	Acquiring the designated land for the housing community.

4. Construction Phase:

•	Setting up 3D printing equipment and infrastructure.
•	Commencing the 3D printing of structures.
•	Quality control and monitoring throughout the construction process.

5. Community Development:

•	Establishment of community amenities such as parks, common areas, and utilities.
•	Introduction of smart technologies and sustainable features.

6. Marketing and Sales:

•	Launching marketing campaigns to attract potential residents.
•	Sales and leasing of 3D printed homes.

7. Occupancy and Move-In:

•	Handing over completed homes to residents.
•	Supporting residents during the move-in process.

8. Community Growth and Integration:

•	Facilitating community events and activities to foster a sense of belonging.
•	Integrating additional services and amenities based on community needs.

9. Maintenance and Upgrades:

•	Providing ongoing maintenance and support services.
•	Offering upgrades and customization options for existing residents.

10. Long-Term Sustainability:

•	Monitoring and optimizing the community's environmental impact.
•	Implementing sustainable practices for ongoing community development.

11. Expansion or Renovation:

•	Considering options for community expansion or renovation based on demand and evolving needs.

12. Legacy and Impact:

•	Reflecting on the community's long-term impact on residents and the surrounding area.
•	Establishing a legacy of innovation and sustainability.

TARGET MARKET IN THE U.S.A. & U.A.E.

Target Market	Description
Affordable Housing	3D concrete printing technology can significantly reduce the cost of building houses, which makes it a suitable solution for affordable housing.
Disaster Relief	In the aftermath of natural disasters, 3D concrete printing technology can be used to quickly build temporary shelters and housing for displaced people.
Customized Architecture	3D concrete printing technology can be used to create complex shapes and structures that are difficult or impossible to achieve with traditional construction methods.
Infrastructure Projects	3D concrete printing technology can be used to build infrastructure projects such as bridges, tunnels, and retaining walls.
Commercial Construction	3D concrete printing technology can be used to build commercial buildings such as offices, hotels, and shopping centers.

As we move forward it will be necessary to identify suitable building sites for our 3D printed housing and apartments, the site selection involves several key considerations, including regulatory requirements, infrastructure availability, market demand, and suitability of the location for construction. We have identified the following approach to this issue which we believe will apply to both the USA and UAE, the objective of this operational plan is to systematically identify potential building sites in both the USA and UAE for the construction of 3D printed housing and apartments. This plan aims to ensure that the selected sites meet regulatory requirements, have adequate infrastructure, are suitable for construction, and align with market demand and economic viability.

1. Research and Analysis:

•

Regulatory Environment: Research zoning laws, building codes, and regulations in both the USA and UAE related to 3D printed construction. Identify any specific regulations or permits required for innovative construction methods.

•

Infrastructure Assessment: Evaluate the availability of electricity, water, sewage, and internet connectivity at potential sites. Assess transportation infrastructure for materials delivery and worker access.

•

Market Demand Analysis: Conduct market research to identify areas with a demand for affordable housing or apartments. Analyze population growth, demographics, and economic trends to pinpoint target locations.

•	Site Suitability Evaluation: Consider topography, soil conditions, and environmental impact. Prioritize sites with flat terrain and stable soil suitable for 3D printed construction.

2. Local Authorities and Communities: Engage with local municipalities, housing authorities, and community stakeholders to gather feedback and address concerns. Seek partnerships with government agencies or organizations promoting innovative construction solutions.

3. Technology and Resource Assessment:

•

3D Printing Technology: Ensure access to necessary technology infrastructure for 3D printing, such as large-scale printers or robotic arms. Assess availability of skilled labor or training programs for 3D printing construction techniques.

•

Resource Allocation: Allocate resources for site surveys, feasibility studies, and due diligence processes. Establish budgetary allocations for land acquisition, construction, and infrastructure development.

4. Risk Management:

•	Risk Identification: Identify potential risks such as natural disasters, political instability, or legal challenges. Assess risks associated with specific locations and develop mitigation strategies.
•	Contingency Planning: Develop contingency plans to address unforeseen challenges or delays during site identification and development.

5. Due Diligence and Site Selection:

•

Thorough Assessment: Conduct due diligence on shortlisted sites, including legal, financial, and technical assessments. Evaluate sites based on regulatory compliance, infrastructure suitability, market demand, and economic viability.

•

Site Selection Criteria: Select sites that meet all criteria outlined in the research and analysis phase. Prioritize sites that offer the best combination of regulatory compliance, infrastructure availability, market demand, and economic feasibility.

6. Continuous Improvement:

•

Feedback and Adaptation: Solicit feedback from stakeholders and project team members to identify areas for improvement. Continuously monitor market conditions, regulatory changes, and technological advancements to adapt strategies accordingly.

•

Learning and Development: Invest in ongoing training and development programs for employees involved in site identification and development. Stay abreast of emerging trends and best practices in 3D printed construction to enhance project efficiency and effectiveness.

We believe that by following this operational plan, the Company can systematically identify and select potential building sites in both the USA and UAE for the construction of 3D printed housing and apartments, ensuring that the chosen locations are well-suited for development and aligned with the company's objectives.

Industry Overview and Competition

A competitive analysis of the 3D home printing industry involves evaluating key players, market trends, strengths and weaknesses, opportunities, and threats within the market. Many of our competitors are better capitalized and have built structures using 3D printing technology. The following is a general overview of industry competitors:

Key Players:

1. ICON Technology Inc.: Pioneering company in 3D home printing, known for successful projects and partnerships.

2. Apis Cor: Specializes in large-scale 3D printing for construction. Offers a mobile 3D printer for on-site construction.

3. COBOD International: Focuses on providing construction companies with 3D printing technology. Collaborative projects globally. Investors include GE Power and Cemex. The company is based in Denmark.

4. Winsun (Yingchuang Building Technique):Known for ambitious 3D printing projects, including entire buildings.

5. Peri Group: Offers a range of construction-related solutions, including 3D printing technology. However, 3D printing technology is not their main focus. They are based in Germany.

6. Sika AG: A large multinational construction company, that offers concrete 3D printing.

Market Trends:

•	Diversification of Applications: Companies are exploring applications beyond residential construction, including commercial buildings, infrastructure, and disaster relief.

•	Technological Advancements: Ongoing research and development are driving improvements in printing speed, scale, and material options.

•	Global Expansion: Companies are seeking opportunities for international collaborations and projects, expanding the reach of 3D home printing technology.

•	Smart Home Integration: A trend toward integrating smart technologies and sustainable features within 3D printed homes is gaining traction.

Strengths and Opportunities:

•	Sustainability Focus: Companies emphasizing sustainable and eco-friendly construction methods have a competitive edge.

•	Customization Capabilities: Offering unique and customizable designs appeals to a market segment seeking personalized homes.

•	Strategic Partnerships: Collaborations with construction firms, material suppliers, and technology companies provide a competitive advantage.

•	Research and Development: Companies investing in ongoing research and development are better positioned to stay ahead in a rapidly evolving market.

Weaknesses and Threats:

•	Regulatory Challenges: Uncertain or restrictive regulations can hinder the widespread adoption of 3D printing in construction.

•	Public Perception: Overcoming skepticism and building public trust in the safety and reliability of 3D printed homes is a potential challenge.

•	Supply Chain Disruptions: Dependence on a limited number of suppliers may expose companies to supply chain disruptions.

•	Competition: Intense competition within the industry may lead to pricing pressures and challenges in market differentiation.

The 3D home printing industry is dynamic, with key players competing on multiple fronts, including technological innovation, sustainability, and market reach. Success in this industry requires a strategic approach, ongoing investment in research and development, and the ability to navigate regulatory landscapes and public perception. As the market evolves, companies that adapt to emerging trends and collaborate effectively will likely emerge as industry leaders.

In a world where innovation meets necessity, Blackwell 3D Construction Corp. stands to be at the forefront of revolutionizing the construction landscape through 3D home printing if we are able to effectively execute on our business plan. Our commitment goes beyond just constructing houses; we are pioneering a movement that embraces sustainability, affordability, and unmatched customization. As we navigate the challenges of the present, we envision a future where homes are not just structures but reflections of individual dreams and community values. We believe that what sets Blackwell 3D Construction Corp. apart is our unwavering dedication to technological excellence. We don't intend to just build homes; we intend to engineer the future. Our 3D printing technology is not meant to be merely a tool but a catalyst for change reshaping the way communities are built and homes are cherished. Imagine a world where construction is not a burden on the environment, where homes are as unique as the individuals who inhabit them, and where innovation meets affordability. Through collaboration, ingenuity, and a passion for sustainable living, we invite you to join us in shaping a future where homes are more than just buildings – they are the foundations of thriving communities.

EMPLOYEES

Currently, BDCC employs three individuals (excluding officers, directors and key advisors):

Operations: One employee responsible for managing the day-to-day operations of the Company, including project coordination and logistics. This individual dedicates an average of 40 hours per week.

Sales and Marketing: One employee focuses on business development, client acquisition, and promoting the Company's services. This role includes outreach and engagement with potential partners and stakeholders. This employee spends approximately 40 hours per week  in these efforts.

Finance: One employee manages the Company's financial operations, including accounting, financial planning, and compliance. This individual also works 40 hours per week.

Each employee contributes equally to the Company’s operational efficiency and growth.

In addition to the above, we contract out numerous tasks such as development of our IT infrastructure to independent contractors on an as needed basis. Presently, we have approximately five (5) individuals who perform work for us on a contractor basis.

In addition to the above, BDCC relies on its officers, directors and key advisors, a number totaling eight (8) total people.

None of our employees are expected to be subject to a collective bargaining agreement or represented by a trade or labor union. We consider our employee relations to be good.

CORPORATE HISTORY

The Company was originally incorporated in Florida on May 11, 2010 as Benefit Solutions Outsourcing Corp. In July 2014, the Company re-domiciled to Nevada and changed its name to Brisset Beer International, Inc. Between 2014 and 2022, the Company operated in various lines of business, including oil & gas exploration and beverage distribution.

In March 2022, the Company changed its name to Power Americas Resource Group Ltd. In October 2023, following shareholder approval, the Company effected a 1-for-250 reverse stock split, changed its name to Blackwell 3D Construction Corp., and obtained FINRA approval of its trading symbol change to “BDCC.”

In October 2023, the Company entered into an Asset Purchase Agreement with Mohammed Saif Zaveri, acquiring assets relating to 3D printing technology and land acquisition for construction projects. Concurrently, Mr. Zaveri was appointed Chief Executive Officer, President, and Chairman of the Board, and the Company redirected its business plan toward 3D printed residential and commercial construction.

The Company is in the development stage and has not generated revenues to date.

AVAILABLE INFORMATION

The Company prepares and files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and certain other information with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

ITEM 1A. RISK FACTORS.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our securities. The occurrence of any of the events or developments described below could harm our business, financial condition, operating results, and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

ITEM 1A. RISK FACTORS.

RISKS RELATED TO OUR BUSINESS

Our Company is in the Development Stage, is not generating revenue, and has a limited operating history.

Since the Company has been conducting research and development regarding the Company’s technology and has not generated significant revenue as of the date of this Registration Statement, the Company may not be able to succeed as a business without additional financing. The Company has incurred losses from operations and has had negative cash flows from operating activities since its inception. Its current operating plan indicates that we will continue to incur losses from operating activities given ongoing expenditures related to the implementation of the 3D Printing technology. Without sufficient additional funds, the Company’s ability to continue is a going concern for the next twelve months and is dependent upon the Company’s ability to raise the necessary funds from Investors to meet financial obligations.

If the Company is unable to raise the capital, it is unlikely that it will be able to continue as a going concern.

The Company’s auditors have issued a “going concern” opinion. The Company’s ability to continue as a “going concern” is dependent on many factors, including, among other things, its ability to raise the necessary capital to fund its operations, growth in product production, and improved operating margins. If the Company is unable to achieve these goals, its business would be jeopardized, and the Company may not be able to continue. If the Company ceased operations, it is likely that all of its investors would lose their investment.

The Company’s Technology may never be commercially accepted.

It is possible that the intended market and customers may not generally accept the Company’s 3D Printing technology due to its novelty. It is possible that the failure to market the 3D Printing technology is the result of a change in business model due to the Company deciding that the business model needs to be changed, or some other external factor not in the Company’s control. Even though the Board will make an effort to steer the Company towards success, the Company cannot guarantee that any changes to the business model will be in the best interest of the Company and its Shareholders.

Our business is difficult to evaluate because we have limited operating history.

Potential investors should be aware of the difficulties generally encountered by an enterprise with limited operating history. These difficulties include, but are not limited to, marketing, competition and unanticipated costs and expenses. Because of our lack of operating history, limited revenues or earnings and limited assets, there is a risk that we will be unable to operate. The cost of operating our business is high because of the costly nature of the operations, facilities, and other infrastructure and supplies. There can be no guarantee that we will be able to successfully develop our operations and services.

The 3D printing technology could fail to achieve expected growth.

The Company’s future growth projections are based on the assumptions that the Company’s 3D printing technology can be successfully implemented, sold, and generally accepted in the marketplace. The Company assumes that the research, development, of our technology and the eventual design process will be successful and will assist in developing strategic partnerships that can financially benefit the development of the technology. While, it is possible that the technology will fail to gain market acceptance for any number of reasons, if the new products fail to achieve sales and acceptance in the marketplace, this could materially and adversely impact the Company’s future growth and viability.

The Company will rely on third parties to provide services essential to the success of the business. Unavailability of qualified engineers and technicians to support development efforts could cause disruptions in the business.

The Company will rely on third parties to provide a variety of essential business functions, including engineering, manufacturing, systems integration specialists, marketing, proposal drafting, distribution, and other partners. Additionally, the quality and timeliness of parts manufacturers is critical to our ability to build any future development properties. It is also possible that some of these third parties will fail to perform their services or will perform them in an unacceptable manner. It is possible that the Company will experience delays, defects, errors, or other problems with their work that will materially impact operations and the Company may have little or no recourse to recover damages for these losses. A disruption in these third parties’ operations could materially and adversely affect the business. As a result, the Company’s operations could be adversely impacted by the Company’s reliance on third parties and their performance.

The Company’s business, including costs and supply chain, is subject to risks associated with sourcing and manufacturing.

In the event of a significant disruption in the supply of the raw materials used in the manufacture of the Company’s products, we might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price.

Government regulation could negatively impact the business.

Due to the potential wide geographic scope of the Company’s operations, the Company could be subject to regulation by political and regulatory entities throughout the world. The Company may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply. The Company’s sales could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to its products or industry. As the Company is introducing a relatively novel concept and innovative plan to the marketplace, the Company is unaware of any specific government regulation, in any of the jurisdictions the Company plans to operate in, that could negatively affect its business. However, because this industry niche is new and because there is a component of risk of loss to persons and property, the Company believes that there may ultimately be regulation affecting its projects on both a state and federal level. It is impossible to predict what such regulation would encompass, but any regulation would most likely be at least include additional reporting requirements, potential project specifications or requirements and possibly even regulation of additional aspects of the industry.

Future success is difficult to predict because the Company operates in an emerging and evolving market, and the industry in which the Company competes is subject to volatile and unpredictable cycles.

The 3D printing construction industry in which the Company operates is an emerging and evolving market making it difficult to evaluate its prospects and which may lead to period-to-period variability in operating results. Products and services are based on unique technology which the Company believes offers significant advantages to customers, but the markets the Company serves are in a relatively early stage of development, and it is uncertain how rapidly they will develop. It is also uncertain whether the technology will achieve high levels of demand and acceptance as these markets grow. Additionally, to meet rapidly changing demand in the industry the Company serves, it must effectively manage its resources and production capacity. During periods of decreasing demand for its products, the Company must be able to appropriately align its cost structure with prevailing market conditions, and effectively manage its supply chain. If the Company is not able to timely and appropriately adapt to changes in its business environment or to accurately assess where the Company is positioned within a business cycle, its business, financial condition, or results of operations may be materially and adversely affected.

The Company may rely on proprietary rights, including future patent applications, to protect its Technology and enforcing those rights could disrupt its business operation and divert precious resources that could ultimately harm its future prospects.

The Company relies on now, and will rely on in the future, a combination of trade secrets, confidentiality agreements, and other common law procedures to protect its proprietary technologies. Claims contained in any future patent application, if any, may not provide adequate protection for the Company’s products and technology. In the absence of patent protection for some of the Company’s inventions, the Company may be vulnerable to competitors who attempt to copy its products or gain access to its trade secrets and know-how. There is a risk that potential competitors who have received patents for their technology will seek to block the approval of any patents or related intellectual property that the Company has applied for. In addition, the laws of foreign countries may not protect its proprietary rights to this technology to the same extent as the laws of the U.S. If a dispute arises concerning the intellectual property associated with our technology, the Company could become involved in litigation that might involve substantial cost. Litigation could divert substantial management attention away from its operations and into efforts to enforce its patents, protect its trade secrets or know-how or determine the scope of the proprietary rights of others. If a proceeding resulted in adverse findings, the Company could be subject to significant liabilities to third parties. The Company might also be required to seek licenses from third parties to manufacture or sell its products. The Company’s ability to manufacture its homes and implement its technology may also be adversely affected by other unforeseen factors relating to any proceeding or its outcome.

New competitors or alliances may emerge.

New competitors or alliances may emerge in the future that have greater market share, more widely adopted proprietary technologies, greater marketing expertise and greater financial resources, which could put our Company at a competitive disadvantage. Future competitors could also be better positioned to serve certain segments of our current or future target markets, which could create price pressure. In light of these factors, even if our offerings are more effective and higher quality than those of its competitors, current or potential customers may accept competitive solutions. If we fail to adapt to changing market conditions or continue to compete successfully with current charging providers or new competitors, its growth will be limited which would adversely affect its business and results of operations.

Our international operations subject us to additional risks that may harm our operating results.

Our international operations make us subject to various international laws and regulations, including those relating to antitrust, data protection, and business dealings with both commercial and governmental officials and organizations. Our international operations subject us to a variety of additional risks, including:

•	the difficulty and cost of managing and staffing international offices and the increased travel, infrastructure, legal, and other compliance costs associated with multiple international locations;
•	difficulties in enforcing contracts and collecting accounts receivable, and longer payment cycles, especially in emerging markets;
•	tariffs and trade barriers and other regulatory or contractual limitations on our ability to sell or develop our operations in certain foreign markets;
•	the effects of any political instability on the general willingness of our current and prospective partners to make capital commitments;
•	unfavorable changes in tax treaties or laws; and
•	increased exposure to foreign currency exchange rate risk.

As we continue to expand our business, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. Our failure to manage any of these risks successfully, or to comply with these laws and regulations, could harm our operations, reduce our sales, and harm our business, operating results, and financial condition. For example, in certain foreign countries, particularly those with developing economies, certain business practices that are prohibited by laws and regulations applicable to us, such as the Foreign Corrupt Practices Act, may be more commonplace. Although we implement policies and procedures with the intention of ensuring compliance with these laws and regulations, our employees, contractors, and agents, as well as channel partners involved in our international sales, may take actions in violation of our policies. Any such violation could have an adverse effect on our business and reputation.

Foreign currencies periodically experience rapid fluctuations in value against the U.S. dollar. Any foreign currency devaluation against the U.S. dollar increases the real cost of our products to our operators and partners in foreign markets where we sell in U.S. dollars, which has resulted in the past and may result in the future in delayed or cancelled use of our 3D printing technology and, as a result, lower revenues. In addition, this increase in cost increases the risk to us that we will be unable to collect amounts owed to us by such operators or partners, which in turn would impact our revenues and could materially adversely impact our business and financial results. Any devaluation may also lead us to discount our prices more aggressively in foreign markets in order to maintain competitive pricing, which would negatively impact our revenues and gross margins. Conversely, a weakened U.S. dollar could increase the cost of local operating expenses and procurement of raw materials to the extent we purchase components in foreign currencies.

Changes in financial accounting standards may cause adverse unexpected revenue fluctuations and affect our reported results of operations.

A change in accounting policies can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New pronouncements and varying interpretations of existing pronouncements have occurred with frequency and may occur in the future. Changes to existing rules, or changes to the interpretations of existing rules, could lead to changes in our accounting practices, and such changes could adversely affect our reported financial results or the way we conduct our business.

We are dependent upon attracting and retaining highly skilled personnel.

We believe our future success will depend largely upon our ability to attract and retain highly skilled management, consultants, and advisors in the following areas: operations, sales and marketing, and finance. Competition for such personnel is intense and there can be no assurance that we will be successful in attracting and retaining such personnel. The inability to attract or retain qualified personnel in the future, or delays in hiring required personnel, particularly consultants providing research and development, marketing, and operations services, could have a material adverse effect upon our business, results of operations and financial condition.

If we need additional capital in the future, it may not be available to us on favorable terms, or at all.

We have historically relied on outside financing to fund our operations, capital expenditures, and expansion. We may require additional capital from equity or debt financing in the future to fund our operations or respond to competitive pressures or strategic opportunities. We may not be able to secure timely additional financing on favorable terms, or at all. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new securities we issue could have rights, preferences, and privileges senior to those of holders of our Shares. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be significantly limited.

REGULATORY RISKS RELATED TO SHELL COMPANY STATUS

Restrictions Under Rule 144

Our securities are subject to limitations under Rule 144 of the Securities Act of 1933. Rule 144 restricts the resale of our restricted securities unless we: (i) C\cease to be classified as a shell company; (ii) file "Form 10information" with the SEC, demonstrating that we are no longer a shell company; (iii) and, maintain compliance with all periodic reporting requirements for at least 12 consecutive months. These restrictions may limit the liquidity of our securities and discourage investment by new and existing shareholders.

Ineligibility for Form S-3 Registration

Shell company status disqualifies us from using Form S-3 for shelf registrations, a streamlined process that allows companies to register securities for future issuance. Without access to this form, we may face delays and increased costs when raising capital in public markets.

Heightened Regulatory Scrutiny

As a shell company, we are subject to increased regulatory oversight. Any failure to provide accurate or timely disclosures may result in enforcement actions, including penalties or trading suspensions. The additional reporting and compliance obligations associated with exiting shell company status may also divert management’s attention and increase operational costs.

Limitations on Corporate Transactions

If we engage in a reverse merger or similar transaction to acquire operating assets, we will be required to file detailed disclosures, including audited financial statements for the target entity. These requirements may delay the completion of such transactions and increase associated costs.

Shareholder Impacts

Shareholders may face difficulties trading our securities due to restrictions on secondary trading and reduced liquidity. Investors may also perceive our shell company status as a heightened risk, adversely affecting our stock price and market reputation.

Risk of Non-Compliance

Failure to meet the stringent regulatory requirements applicable to shell companies could result in significant consequences, including enforcement actions, delisting of our securities, or the inability to raise additional capital.

RISKS RELATED TO OUR BOARD OF DIRECTORS

Our success depends upon the Board of Directors, the loss of whom could disrupt our business operations.

We depend upon the services of Senthil Kumaran Srinivasan, Murali Krishna Velupillai, Mitesh Ashok, and Mohammed Saif Zaveri. The loss of services of any of them could disrupt our operations.

Our Board of Directors will have substantial influence over our operations and control substantially all of our business matters.

The Board of Directors includes Senthil Kumaran Srinivasan, Murali Krishna Velupillai, Mitesh Ashok, and Mohammed Saif Zaveri. We rely upon the judgment of these three people in making business decisions on matters which require the judgment of the Board of Directors. Shareholders will not have any rights as lenders or creditors of the Company and only limited rights as Shareholders of the Company. The Board of Directors is vested with complete and exclusive authority to control and manage the Company, including authority to lend money; to borrow and repay loans on behalf of the Company; enter joint ventures and collaborative relationships; establish cash reserves; make cash distributions to Shareholders; and other functions, all without consulting with or obtaining the approval of any Shareholder.

Our Chief Executive Officer and Chairman of the Board of Directors has significant voting power, which allows them to take actions that may not be in the best interest of all other shareholders.

Mr. Mohammed Saif Zaveri, our President, Chief Executive Officer, and a Chairman of our Board of Directors holds the majority of our voting stock. Accordingly, he is able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. He may also be able to determine their compensation. Mr. Zaveri also has significant influence in determining the outcome of any corporate transaction or other matters submitted to our shareholders for approval, including mergers and acquisitions, consolidations, and the sale of all or substantially all of our assets, the election of directors and other significant corporate actions. In addition to his stock ownership, he is key to our operations and will have significant influence regarding our daily operation decisions. This concentration of ownership and influence over our decision-making may also discourage, delay, or prevent a change in control of the Company, which could deprive our other shareholders of an opportunity to receive a premium for their common stock as part of a sale of the Company and might reduce the price of our common stock.

Nevada Law and Our Articles of Incorporation May Protect Our Directors from Certain Types of Lawsuits.

Nevada law provides that our officers and directors will not be liable to us or our stockholders for monetary damages for all but certain types of conduct as officers and directors. Our Bylaws permit us broad indemnification powers to all persons against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing stockholders from recovering damages against our officers and directors caused by their negligence, poor judgment, or other circumstances. The indemnification provisions may require us to use our limited assets to defend our officers and directors against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

Our board of directors may change our policies without stockholder approval.

Our policies, including any policies with respect to investments, leverage, financing, growth, debt, and capitalization, will be determined by our board of directors. Our board of directors will also establish the amount of any dividends or other distributions that we may pay to our stockholders. Our board of directors or the committees or officers to which such decisions are delegated will have the ability to amend or revise these and our other policies at any time without stockholder vote. Accordingly, our stockholders will not be entitled to approve changes in our policies, and  while not intending to do so, may adopt policies that may have a material adverse effect on our financial condition and results of operations.

Duties of the Board of Directors to the Shareholders; Indemnification

The duties the Board of Directors owes to the Company and the other Shareholders include the duty of care, the duty of disclosure, and the duty of loyalty, and the fiduciary duties of a partner to a Company and its other partners, as set forth in the Bylaws. This is a rapidly developing and changing area of the law and the Shareholders who have questions concerning the duties of the Board of Directors should consult with their legal counsel.

A Shareholder has a right to expect that the Board of Directors will do the following:

•	Use its best efforts when acting on the Shareholder’s behalf,
•	Not act in any manner adverse or contrary to the Shareholder’s interests,
•	Not act on its own behalf in relation to its own interests, and
•	Exercise all of the skill, care, and due diligence at its disposal.

In addition, the Board of Directors is required to make truthful and complete disclosures so that the Shareholders can make informed decisions. The Board of Directors is forbidden to obtain an advantage at the expense of any of the Shareholders, without prior disclosure to the Company and the Shareholders. This indemnification will provide the Shareholders with a more limited right of action against the Board of Directors than they would have if the indemnification were not in the Agreement. This provision does not include indemnification for liabilities arising under the Securities Act of 1933, as, in the opinion of the Securities and Exchange Commission (“SEC”), such indemnification is contrary to public policy.

Insofar as the forgoing provisions permit indemnification of directors, executive officers, or persons controlling us for liability arising under the Securities Act of 1933, as amended, or the Securities Act, we have been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Litigation

In the ordinary course of its business, the Company may be subject to litigation from time to time. The outcome of such proceedings may materially adversely affect the value of the Company and may continue without resolution for long periods of time. Any litigation may consume substantial amounts of the Board of Directors' time and attention, and such time and resources devoted to such litigation may, at times, be disproportionate to the amounts at stake in such litigation.

INDUSTRY AND OTHER DATA

This prospectus contains industry, market and competitive position data from our own internal estimates and research as well as industry and general publications and research surveys and studies conducted by third parties. We did not commission any of the third-party data identified throughout this prospectus. Industry publications, studies and surveys generally state that they have been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. Our internal data and estimates are based upon information obtained from trade and business organizations and other contacts in the markets in which we operate and our management’s understanding of industry conditions. While we believe that each of these studies and publications is reliable, we have not independently verified market and industry data from third-party sources. While we believe our internal company research is reliable and the market definitions are appropriate, neither such research nor definitions have been verified by an independent source.

The industry in which we operate is subject to risks and uncertainties due to a variety of factors, including those described in the section titled “Risk Factors.” These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

This item is not applicable to the Company because the Company is a smaller reporting company as defined by Rule 12b-2 under the Securities Exchange Act of 1934.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

Our cybersecurity policies, standards, processes, and practices are based on applicable laws and regulations and informed by industry standards and industry-recognized practices. Our strategy to assess, identify, and manage material cybersecurity risks is through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security, and availability of our information systems and data. We implement security measures and processes to identify, prevent, and mitigate cybersecurity threats and to effectively respond to cybersecurity incidents when they occur. Our cyber risk management includes: (1) enterprise risk management to identify top cybersecurity risks; (2) vulnerability management to identify software vulnerabilities and risks related to compute infrastructure; (3) vendor risk management to identify risks related to third parties and business partners, which includes pre-engagement review, use of contractual security provisions, and continued monitoring, as applicable; (4) privacy risk management to identify privacy risks in our product and platforms and ensure regulatory compliance; (5) security monitoring to analyze and assess threat activity in real time; and (6) security incident response to investigate, respond to, and mitigate cyber threats. We regularly engage third parties to identify risks in our underlying software and infrastructure, to provide threat intelligence, and to assist in triaging, identifying, and responding to cyber threats.

We have not identified any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents.

Governance

Our Board of Directors maintains oversight of risks from cybersecurity threats by meeting with and receiving periodic updates from our Chief Executive Officer, who is assigned oversight of cybersecurity risks. Our Chief Executive Officer is responsible for ensuring that management has processes in place designed to identify and evaluate cybersecurity risks to which the Company is exposed and to implement processes and programs to manage cybersecurity risks and mitigate cybersecurity incidents.

ITEM 2. PROPERTIES.

Our office is located in a shared office space which presently is sufficient for our needs, and provided by our sole- officer and director, free of charge, which we believe will suffice for our immediate needs. Management does not anticipate any issue in locating and securing additional office space as we implement our plan of operation and the business grows.

ITEM 3. LEGAL PROCEEDINGS.

The Company may, from time to time, be involved in various legal proceedings incidental to the conduct of our business. Historically, the outcome of all such legal proceedings has not, in the aggregate, had a material adverse effect on our business, financial condition, results of operations or liquidity. There are no material pending or threatened legal proceedings at this time.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock is quoted on the OTC Markets Group, Inc.’s PINK tier under the symbol “BDCC.” On May 31, 2025, the closing bid price of our Common Stock was $0.0510 per share. The bid quotations reported on the OTC Pink Market reflect inter-dealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Holders

As of May 31, 2025, we had 37,997,373 shares of common stock, par value $0.00001 per share, issued and outstanding, which were held by approximately 134 shareholders of record. The transfer agent for our securities is TranShare Corporation, Bayside Center 1, 17755 North US Highway 19, Suite 140, Clearwater, FL 33764, Phone: (303) 662-1112.

Recent Sales of Unregistered Securities

Below is a description of all unregistered securities issued by the Company during and subsequent to the quarter ended December 31, 2024, through the date of this report. Each of the issuances identified below were issued in transactions exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 3(a)(9) and/or 4(2) thereof.

Issuances During the Year  Ended May 31, 2025

None.

Issuances Subsequent to May 31, 2025

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our audited financial statements and the related notes included in this Annual Report on Form 10-K. This section contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed under “Risk Factors” and elsewhere in this report.

Overview

Blackwell 3D Construction Corp. (“BDCC,” the “Company,” “we,” “us,” or “our”) is a development-stage company focused on the research, development, and eventual commercialization of large-scale 3D concrete printing technology for use in residential and commercial construction. We have not generated any revenues to date and continue to operate as a development-stage entity. Our primary activities during the fiscal year ended May 31, 2025 consisted of corporate organization, refinement of our business plan, identification of potential project sites, and exploration of strategic relationships with technology suppliers.

Because we have not commenced revenue-generating operations, we have incurred net losses since inception. We expect to continue incurring losses until such time as we are able to commence commercial operations and generate sustainable revenues.

Results of Operations for the Years Ended May 31, 2025 and 2024

Revenues

For the fiscal years ended May 31, 2025 and 2024, we did not generate revenues.

Operating Expenses

Our operating expenses increased to $3,152,042 for the year ended May 31, 2025 from $740,341 for the same period ended May 31, 2024. The increase was the result of shares issued for stock-based compensation during the year ended May 31, 2025.

We expect operating expenses to increase in future periods as we expand our corporate, technical, and operational infrastructure in anticipation of launching pilot 3D-printed construction projects.

Other Expenses

We had other expenses of $43,718 for the year ended May 31, 2025, as compared with other expenses of $819,808 for the year ended May 31, 2024. The decrease in other expenses is the result of a loss on intangible assets amounting to $825,300 incurred during the year ended May 31, 2024

Net Loss

We recorded a net loss of $3,195,760 for the year ended May 31, 2025, as compared with a net loss of $1,560,149 for the year ended May 31, 2024. The increase in net loss are a result of the factor discussed above.

Liquidity and Capital Resources

As of May 31, 2025, we had total current assets of $1,881. Our total current liabilities as of May 31, 20125 were $883,332. We had a working capital deficit of $881,451 as of May 31, 2025, compared with a working capital deficit of $496,631 as of May 31, 2024.

Operating activities used $336,708 in cash for the year ended May 31, 2025, as compared with $76,656 used for the year ended May 31, 2024. Our negative operating cash flow for May 31, 2025 and 2024 was largely the result of our net loss for the years.

Cash flows used by financing activities during the year ended May 31, 2025 provided $338,589, as compared with cash provided of $76,602 for the year ended May 31, 2024. Our positive financing cash flow for the years ended May 31, 2018 was largely a result of proceeds from notes payable, cash from the issuance of common stock, and related party advances.

As of May 31, 2025, we had limited cash resources and will require additional financing to sustain operations and execute our business plan. Historically, we have funded operations through equity issuances to our officers and related parties. We anticipate that we will require between $2 million and $10 million over the next 24–36 months to implement our operational plan, including securing facilities, acquiring large-scale 3D printing equipment, recruiting personnel, and conducting pilot projects.

Going Concern

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States (“GAAP”) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. During the year ended May 31, 2025, the Company has incurred net losses of $3,195,760, accumulated deficits of $12,428,574, and used cash in operations of $336,708. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of May 31, 2025.

Critical Accounting Policies

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Because we are a development-stage company with limited operations, our critical accounting policies primarily relate to the valuation of equity issuances, stock-based compensation, and the assessment of our ability to continue as a going concern.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not applicable to the Company because the Company is a smaller reporting company as defined by Rule 12b-2 under the Securities Exchange Act of 1934.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

All financial information required by this Item is included on the pages immediately following the Index to Financial Statements appearing on page F-1 and is hereby incorporated by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Based on an evaluation as of the date of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, because of the disclosed material weaknesses in the Company’s internal control over financial reporting, the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of the internal control over financial reporting as of May 31, 2025, using the criteria established in Internal Control – Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of management’s assessment, management has determined that there are material weaknesses due to the lack of segregation of duties and, due to the limited resources based on the size of the Company. Due to the material weaknesses management concluded that as of May 31, 2025, the Company’s internal control over financial reporting was ineffective. In order to address and resolve the weaknesses, the Company will endeavor to locate and appoint additional qualified personnel to the board of directors and pertinent officer positions as the Company’s financial means allow. To date, the Company’s limited financial resources have not allowed the Company to hire the additional personnel necessary to address the material weaknesses.

Management’s Annual Report on Internal Control Over Financial Reporting

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter (the Company’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(a)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

(b)

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(c)

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant’s assets that could have a material effect on the financial statements.

ITEM 9B. OTHER INFORMATION.

During the year ended May 31, 2025, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading plan or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The Company’s current directors and executive officers are as follows:

Name	Age	Position(s)
Mohammed Saif Zaveri	29	Chief Executive Officer, President, and, Chairman of the Board of Directors
Krishnendu Chatterjee	48	Chief Financial Officer and Treasurer
Mitesh Ashok Rasaikar	36	Secretary, Chief Technology Officer, and Director
Murali Krishna Velupillai	44	Independent Director
Senthil Kumaran Srinivasan	37	Independent Director

Term of Office

All the Company’s directors hold office until the next annual meeting of the stockholders or until their successors is elected and qualified. The Company’s executive officers are appointed by the Company’s board of directors and hold office until their resignation, removal, death or retirement.

Background and Business Experience

The business experience during the past five years of each of the Company’s directors and executive officers is as follows:

Biographies:

Mr. Mohammed Saif Zaveri: Mr. Zaveri is an investor and entrepreneur with over a decade of business acumen spanning various sectors including marketing, finance, and particularly, real estate. Mr. Zaveri is known for fusing visionary investment strategies with in-depth market research and is particularly distinguished for his leadership in the realm of technologically-driven real estate, with a keen emphasis on ESG (Environmental, Social and Governance) standards. From 1999 – 2011 Mr. Zaveri attended High School at the St. Peters School ICSE, Mumbai, India, then from 2011 – 2016, Mr. Zaveri attended College at Lala Lajpat Rai College, Mumbai, India where he received a Bachelors in Management Studies. Since January 2023, he has been the CEO of Blackwell Realtech 3D Printing Construction LLC (“BRP”) in Dubai. As BRP CEO, Mr. Zaveri has developed key operational initiatives to drive and maintain growth, has overseen the development of a revolutionary 3D printing technology for use in home construction and incorporated ESG standards. Further, he has worked to align organizational objectives with the Company mission to integrate work strategies and has conducted target market research to scope out industry competition and identify advantageous trends. Also, since September 2022, Mr. Zaveri has worked at Blackwell Properties LLC (“BP”), a company he co-founded. Located in Dubai, Mr. Zaveri’s primary function at BP has been to take the lead in the acquisition and sale of luxurious real estate properties in Dubai and throughout the Middle East. Blackwell has consistently been an innovator in property leasing strategies and developing and delivered top-tier management and brokerage services. Prior to the above, from May 2017 to August 2021, Mr. Zaveri was involved with The Wedding Junction Show and The Wedding Junction (collectively, the “Wedding Junction”), both located in Mumbai. Mr. Zaveri co-founded the Wedding Junction and while at each he assisted in curating luxury exhibitions, organizing Bollywood fashion showcases and generally managing events. We believe that Mr. Zaveri possesses attributes that qualify him to serve as an officer and director of the Company, including his leadership skills, and experience.

Mr. Krishnendu Chatterjee:

From 2023 – to the present, Mr. Chatterjee has been the Chief Financial Officer of Metapixel Global Information Technology Consultants LLC., Dubai (UAE), with operating supervision over the accounting of the company, its subsidiaries, and various divisions. From 2015 – 2023, he was the Managing Director and freelance CFO of Imperial Capital Resources (SG) Pte Ltd, Singapore, focusing on consultancy, debt amalgamation, debt syndication, and credit enhancement on a project-to-project basis. From 2011-2015, he was a Senior Vice President (Investment Banking Division), Credit Suisse AG, NSW, Sydney, Australia, acting as a Risk Assessment Advisor and Hedge Fund Risk Mitigator. Mr. Chatterjee received a degree (with honors) in Economics in 1996 and an MBA in Finance in 1997 both from Delhi University, India. He obtained his CFA accreditation in 1999 from ICFAI Hyderabad, India. Additionally, he received his LLB, with a specialization in Corporate Law (under executive management program) from Tasmania University, NSW Australia in 2014. Based on the forgoing and in connection with the execution of the Executive Employment Agreement, the Corporation believes that Mr. Chatterjee possesses skills, attributes, and relevant

Mr. Mitesh Ashok Rasaikar: Mr. Rasaikar is an accomplished operations executive and technopreneur boasting over 5 years of experience in real estate. His proficiency spans Technology, Finance, and Property Management. From 2004 – 2006 Mr. Rasaikar attended Junior College at BHAVANS COLLEGE, Mumbai, India. Presently and since January 2023, he has served as the COO of Blackwell Realtech 3D Printing Construction LLC (“BRP”), a company based out of Dubai and of which he is a co-founder. While at BRP, Mr. Rasaikar has been tasked with spearheading the integration of ESG standards in projects, endorsing the use of solar panels, hybrid charging systems, and promoting sustainable living. Also, since September 2022, Mr. Rasaikar has worked at Blackwell Properties LLC (“BP”), another company which he co-founded that is located in Dubai. At BP, he is responsible for the acquisition and sale of luxurious real estate properties in Dubai and throughout the Middle East. From January 2021 to January 2022, Mr. Rasaikar worked as a consultant for HBA First. As a consultant, he designed and implemented actionable strategies to bolster growth within the forex industry and liaised with key stakeholders, ensuring alignment of business goals and objectives. Since September 2022, Mr. Rasaikar has also worked as a consultant with Belfrics Prime out of Dubai where he successfully established Belfrics as a leading B2B bespoke liquidity provider in the forex industry and he successfully navigated the regulatory landscape to ensure the company’s consistent compliance with multiple jurisdictions. From May 2017 to August 2021 , Mr. Rasaikar founded The Blockchain Studio in Mumbai, where he worked developing blockchain platforms, spearheading innovative apps, and founded an ecosystem fostering collaboration and growth among blockchain experts. We believe that Mr. Rasaikar possesses attributes that qualify him to serve as an officer and director of the Company, including his leadership skills, and experience.

Mr. Murali Krishna Velupillai: Mr. Velupillai is an investment and fintech professional consultant with over 15 years of experience in managing large family offices. Presently, he consults with the Kolte Patil Group Family Office, a position he has held since 2017. Prior to that, he consulted with Unilazer Ventures (Ronnie Screwvala) & Famy Care (Taparia’s), also well-established family offices. In his current assignment with the Kolte Patil Family Office , he is overseeing their funding plans as well as managing their forays into new age investment ventures. Over the last decade & a half he has played a pivotal role in developing a vision for family offices as well as developing a robust investment philosophy. In addition, he assists with the management of equity and fixed income portfolios as part of his consulting functions. He received his MBA from IBS Hyderabad and a science graduate in Mathematics from Kerala University. Additionally, Mr. Velupillai completed a PGPX (Post Graduate Management Program for Executives) from UCLA Anderson School of Management and he is now working on his PHD thesis. We believe that Mr. Velupillai possesses attributes that qualify him to serve as a member of the Board, including his leadership skills, and experience.

Mr. Senthil Kumaran Srinivasan: Since September 2018, Mr. Srinivasan has served as the Chief Technology Officer for Belfrics BT, a leading blockchain company located in Bengaluru, India . While there, he has been the key architect responsible for the execution of the Company’s core trading platform. Moreover, in his role as CTO, he has executed deep learning models for extracting data from National ID’s (India, Malaysia, Nigeria, Tanzania) for KYC onboarding, strategizing and executing a patented KYC based blockchain (Belrium) for crypto currency exchanges and extended the product to support E-KYC use cases for merchant consortium. He has also been involved in the architecture of implementing National Level Health ID Project (ABDM India) Architected and executed the liquidity integration feeds for near real time trading support. He was responsible for the infrastructure migration from Amazon Web Services to Alibaba for cost saving purposes. Mr. Srinivasan received his Master of Science in Computer Science in 2012 from The University of Texas at Dallas, Richardson, TX. His extensive technical skills, (i) Tech Architecture, Algorithm Design, Large Scale System Design, Deep Learning, Machine Learning, Information Retrieval, and Graph Algorithms; (ii) Programming Languages: Java, Python, C, and GoLang (iii) Operating Systems: Windows, UNIX. MAC Databases: MYSQL, Oracle, PostGreSql, MSSQL NoSQL: Elasticsearch, Redis; and (iv) Big Data Tech: Kafka, Spark, AirFlow, Celery, RabbitMQ. We believe that Mr. Srinivasan possesses attributes that qualify him to serve as a member of the Board, including his leadership skills, and experience.

Significant Employees.

None.

Family Relationships.

None.

Involvement in Certain Legal Proceedings.

No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in the last ten years in any of the following:

•	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•

Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

•

Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee.

The Board of Directors acts as the Audit Committee and the Board has no separate committees. The Company has no qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert. The Company intends to continue to search for a qualified individual for hire.

Code of Ethics.

We do not currently have a code of ethics.

ITEM 11. EXECUTIVE COMPENSATION.

On March 13, 2024, Mr. Mohammed Saif Zaveri entered into an Employment Agreement with the Company whereby he agreed to act as the Company’s Chief Executive Officer, President, and Chairman of the Board of Directors. In exchange, he received 37,340,000 shares of the Company’s Common Stock and 1,000,000 shares of the Company’s Series A Preferred Stock. Subsequently, pursuant to the terms of his Employment Agreement and subsequent issuances, Mr. Zaveri beneficially owns 12,340,000 shares of Common Stock (post-reverse split adjustments and subsequent cancellations) and 4,500,000 shares of Series A Preferred Stock. The Series A Preferred Stock carries 100 votes per share, representing 450,000,000 votes.

On May 17, 2024, the Company appointed Mr. Krishnendu Chatterjee as its Chief Financial Officer and Treasurer. Under his Executive Employment Agreement, Mr. Chatterjee is entitled to a monthly fee of $5,000. In addition, the Company issued to Mr. Chatterjee 3,000,000 restricted shares of Common Stock as a one-time performance award. These shares have been issued and are outstanding as of the date of this Report.

The Executive Employment Agreements previously entered into with Mr. Mohammed Saif Zaveri and Mr. Krishnendu Chatterjee have not been formally renewed or extended. Notwithstanding the expiration of those agreements, both Mr. Zaveri and Mr. Chatterjee continue to perform their respective duties as executive officers of the Company. The Board of Directors is currently reviewing its options with respect to the renewal or modification of executive employment agreements, but no determination has been made as of the date of this Report.

As of the date of this Report, no other executive officer or director has received compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company.

The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers, or other employees, but the Board of Directors may consider adoption of one or more such programs in the future.

There are no understandings or agreements regarding compensation our management will receive after a business combination that are required to be disclosed. The Company does not have a standing compensation committee or a committee performing similar functions, since the Board of Directors has determined not to compensate officers and directors until such time that the Company completes a business combination or achieves a stable revenue model.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the number of shares of Common Stock beneficially owned on May 31, 2205, by each person who is known by the Company to beneficially own 5% or more of the Company’s Common Stock, each of the Company’s directors and executive officers, and all of the Company’s directors and executive officers, as a group May 31, 2025, we had 37,997,373 shares of common stock outstanding.

Name & Address of Beneficial Owner	Title of Class	Number of Shares Beneficially Owned	% of Class(1)
Mohammed Saif Zaveri (2) 701 S. Carson St., Suite 200, Carson City, NV 89701	Common Stock, $0.00001 par value	12,340,000	32.5%
	Series A Preferred Stock	4,500,000	76.9%
Mitesh Ashok Rasaikar (3) 701 S. Carson St., Suite 200, Carson City, NV 89701	Common Stock, $0.00001 par value	640,000	1.7%
Krishnendu Chatterjee (4) 701 S. Carson St., Suite 200, Carson City, NV 89701	Common Stock, $0.00001 par value	3,000,000	7.9%
Murali Krishna Velupillai (5) 701 S. Carson St., Suite 200, Carson City, NV 89701	Common Stock, $0.00001 par value	0	0%
Senthil Kumaran Srinivasan (6) 701 S. Carson St., Suite 200, Carson City, NV 89701	Common Stock, $0.00001 par value	0	0%
Aplicaciones Quimicas Especializadas del Sureste, S.A. de C.V. (7) 701 S. Carson St., Suite 200, Carson City, NV 89701	Series A Preferred Stock	1,350,000	23.1%
All directors and executive officers as a group (5 persons)	Common Stock, $0.00001 par value	15,980,000	42.1%
	Series A Preferred Stock	4,500,000	76.9%

Footnotes

1.	Percentages are based on 37,997,373 shares of Common Stock and 5,850,000 shares of Series A Preferred Stock outstanding as of May 31, 2025. Series A Preferred Stock carries 100 votes per share.
2.

Mr. Zaveri, our CEO, President, and Chairman, beneficially owns 12,340,000 shares of Common Stock and 4,500,000 shares of Series A Preferred Stock, representing approximately 32.5% of our Common Stock and 76.9% of our Series A Preferred Stock. Based on voting rights, Mr. Zaveri controls approximately 92.3% of the total voting power of the Company.

3.	Mr. Rasaikar, our Secretary, CTO, and Director, beneficially owns 640,000 shares of Common Stock.
4.	Mr. Chatterjee, our CFO and Treasurer, beneficially owns 3,000,000 shares of Common Stock.
5.	Mr. Velupillai, Independent Director, does not beneficially own any shares.
6.	Mr. Srinivasan, Independent Director, does not beneficially own any shares.
7.

Aplicaciones Quimicas Especializadas del Sureste, S.A. de C.V. beneficially owns 1,350,000 shares of our Series A Preferred Stock, representing approximately 23.1% of that class and 27.7% of total Series A voting power.

Changes in Control

There are no present arrangements or pledges of the Company’s securities, which may result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Board of Directors is currently composed of four member and we have two independent directors at this time.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees incurred by the Company’s principal accountant for the audit of the Company’s annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the years ended May 31, 2025 and 2024 were $22,500 and $34,250, respectively, which was paid to Victor Mokuolu, CPA PLLC and Griess and Associates, respectively.

Audit Related Fees

The aggregate fees billed for professional services that are reasonably related to the performance of the audit or review of the Company’s financial statements but are not reported “Audit Fees” for the years ended May 31, 2025 and 2024  in the amounts of $0 and $0,  respectively. All services performed by the Company’s Registered Public Accounting Firm, Victor Mokuolu, CPA PLLC. have been pre-approved by the Company’s Board of Directors.

All Other Fees

Other fees billed for products or services provided by the Company’s principal accountant during the years ended May 31, 2025 and 2024. There were no fees incurred to Victor Mokuolu, CPA PLLC. Inc. related to all other fees.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of this Report.

1. Financial Statements. The Company’s Balance Sheets as of May 31, 2025 and 2024, the Statements of Operations for the years ended May 31, 2025 and 2024, the Statements of Changes in Stockholders’ Equity for the years ended May 31, 2025 and 2024, and the Statements of Cash Flows for the years ended May 31, 2025 and 2024, together with the notes thereto and the reports of Victor Mokuolu, CPA PLLC, as required by Item 8 are included in this 2025 Annual Report on Form 10-K as set forth in Item 8 above.

2. Financial Statement Schedules. All financial statement schedules have been omitted since they are either not required or not applicable, or because the information required is included in the financial statements or the notes thereto.

3. Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K.

(b) Exhibits: We have filed the follow documents as exhibits required by Item 601 of Regulation S-K (§229.601 of this chapter).

Number Description of Exhibit

3.1	Articles of Incorporation, as amended**
3.2	Bylaws**
3.3	Certificate of Designation filed April 11, 2024 with the Nevada Secretary of State**
10.1	Asset Purchase Agreement with Mohammed Saif Zaveri**
10.2	Employment Agreement with Mohammed Saif Zaveri**
10.3	Assignment and Assumption of Membership Interests, dated April 24, 2024 with Blackwell Realtech 3D Printing Construction LLC**
21	Subsidiaries of Registrant*
23.1	Consent of Registered Independent Public Accounting Firm

*Filed herewith

**Previously Filed as part of the Companys Registration Statement on Form 1-A, specifically as exhibits to the Part II-Offering Circular thereto, originally filed with the SEC on March 3, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

BLACKWELL 3D CONSTRUCTION CORP.

Date: September 15, 2025	By:	/s/ Mohammed Saif Zaveri
	Name:	Mohammed Saif Zaveri
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: September 15, 2025	By:	/s/ Krishnendu Chatterjee
	Name:	Krishnendu Chatterjee
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

BLACKWELL 3D CONSTRUCTION CORP.

VICTOR MOKUOLU, CPA PLLC Accounting | Advisory | Assurance & Audit | Tax

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Blackwell 3D Construction Corp. (formerly Power Americas Resources Group, Limited)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Blackwell 3D Construction Corp. (the “Company”) as of May 31, 2025, and May 31, 2024 the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of and for the years ended May 31, 2025, and May 31, 2024, the results of its operations and its cash flows for each of the two years in the period ended May 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, Going Concern to the consolidated financial statements, the Company has accumulated deficit of $12,170,982 as of May 31, 2025. The Company has accumulated deficit of $9,232,814 as of May 31, 2024, working capital deficit of $866,451, and $496,631 as of May 31, 2025, and May 31, 2024 respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.

Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2024.

Victor Mokuolu, CPA PLLC

Houston, Texas

PCAOB ID: 06771

September 15, 2025

www.vmcpafirm.com | Ph: 713.588.6622 | Fax: 1.833.694.1494 | ask@vmcpafirm.com

BLACKWELL 3D CONSTRUCTION CORP

(FKA POWER AMERICAS RESOURCES GROUP LTD)

CONSOLIDATED BALANCE SHEETS

	May 31, 2025	May 31, 2024
ASSETS
Current assets
Cash	$1,881	$-
Total current assets	1,881	-

Total assets	$1,881	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	248,875	137,763
Due to related party	118,972	-
Notes payable	500,485	358,868
Total current liabilities	868,332	496,631

Total liabilities	868,332	496,631

Stockholders' deficit
Series A Preferred stock, $0.00001 par value, 100,000,000 shares authorized, 5,850,000 and 5,350,000 shares issued and outstanding as of May 31, 2025 and 2024 , respectively	59	54
Common stock, $0.00001 par value, 500,000,000 shares authorized, 37,996,794 and 55,196,794 shares issued and outstanding as of May 31, 2025 and 2024 , respectively	379	551
Additional paid in capital	9,654,093	8,672,290
Stock payable	1,650,000	63,288
Accumulated deficit	(12,170,982)	(9,232,814)
Total stockholders' deficit	(866,451)	(496,631)

Total liabilities and stockholders' deficit	$1,881	$-

BLACKWELL 3D CONSTRUCTION CORP

(FKA POWER AMERICAS RESOURCES GROUP LTD)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	May 31, 2025	May 31, 2024

Revenue	$-	$-

Operating expenses
General and administration	145,378	17,623
Professional fees	2,749,072	362,518
Loss on acquisition of Blackwell Realtech 3D, LLC	-	360,200
Total operating expenses	2,894,450	740,341

Loss from operations	(2,894,450)	(740,341)

Other income (expenses)
Interest expense	(44,670)	(12,829)
Loss on change of derivative liability	-	1,488
Foreign currency gain	952	2,769
Gain on forgiveness of notes payable	-	14,064
Impairment of intangible assets		(825,300)
Total other income (expenses)	(43,718)	(819,808)

Net loss before tax provision	(2,938,168)	(1,560,149)
Tax provision	-	-
Net loss	$(2,938,168)	$(1,560,149)

Net loss per common share - basic and diluted	$(0.06)	$(0.15)

Weighted average number of common shares outstanding - basic and diluted	45,519,535	10,229,551

BLACKWELL 3D CONSTRUCTION CORP

(FKA POWER AMERICAS RESOURCES GROUP LTD)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Series A				Additional			Total
	Preferred Stock		Common Stock		Paid-in	Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	payable	Deficit	Deficit
Balance, May 31, 2023	1,950,000	20	576,794	5	7,117,915	-	(7,672,665)	(554,725)
Shares returned to unwind employment agreement	(600,000)	(6)	(220,000)	(2)	(55,592)	-	-	(55,600)
Shares returned to unwind asset purchase agreement	-	-	(160,000)	(2)	2	-	-	-
Shares issued for asset purchase agreement	3,000,000	30	2,000,000	20	1,185,460	-	-	1,185,500
Shares issued for services	1,000,000	10	36,000,000	360	242,131	63,288	-	305,799
Shares issued for cash	-	-	17,000,000	170	169,830	-	-	170,000
Derivative liability written off to additional paid in capital	-	-	-	-	12,544	-	-	12,544
Net loss	-	-	-	-	-	-	(1,559,949)	(1,559,949)
Balance, May 31, 2024	5,350,000	54	55,196,794	551	8,672,290	63,288	(9,232,814)	(496,631)
Common shares issued for cash	-	-	7,800,000	78	77,922	-	-	78,000
Common shares issued for services	-	-	-	-	877,429	1,586,712	-	2,464,141
Common shares exchanged for Preferred Stock.	500,000	5	(25,000,000)	(250)	245	-	-	-
Imputed interest	-	-	-	-	26,207	-	-	26,207
Net loss	-	-	-	-	-	-	(2,938,168)	(2,938,168)
Balance, May 31, 2025	5,850,000	59	37,996,794	379	9,654,093	1,650,000	(12,170,982)	(866,451)

BLACKWELL 3D CONSTRUCTION CORP

(FKA POWER AMERICAS RESOURCES GROUP LTD)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	May 31, 2025	May 31, 2024
Cash Flows from Operating Activities
Net loss	$(2,938,168)	$(1,560,149)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on change in derivative liability	-	(1,488)
Loss on acquisition of Blackwell Realtech 3D, LLC	-	360,200
Impairment of intangible assets	-	825,300
Gain on forgiveness of notes payable	-	(14,064)
Stock-based compensation	2,464,141	305,799
Imputed interest	26,207	-
Shares returned to unwind agreement	-	(55,600)
Changes in assets and liabilities
Accounts payable and accrued liabilities	111,112	63,346
Net cash used in operating activities	(336,708)	(76,656)

Cash Flows from Investing Activities:
Net cash used in investing activities	-	-

Cash Flows from Financing Activities:
Related party advances	118,972	-
Proceeds from notes payable	181,617	71,602
Repayments of notes payable	(40,000)	(165,000)
Proceeds from the issuance of common stock	78,000	170,000
Net cash provided by financing activities	338,589	76,602

Net increase in cash	1,881	(54)

Cash, beginning of period	-	54

Cash, end of period	$1,881	$-

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Shares issued for intangible assets	$-	$825,300
Derivative liability written of to additional paid in capital	$-	$12,544

BLACKWELL 3D CONSTRUCTION CORP

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2025 and 2024

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States (“GAAP”) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. During the year ended May 31, 2025, the Company has incurred net losses of $2,938,168 accumulated deficits of $12,170,982, and used cash in operations of $336,708. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The cash account that is held in Canadian Dollar, and foreign exchange transaction gain (loss) resulting from fluctuations in the currency exchange rate between U.S. dollar and Canadian dollar has been recorded in the statements of operations. Translation gain (loss) is reported as a component of other accumulated comprehensive income, which was nil during the years ended May 31, 2025 and 2024.

Stock-based compensation

The Company follows ASC 718-10, “Stock Compensation”, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized.

Concentration of Credit Risk

The Company has no off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains all of its cash balances with two financial institutions in the form of demand deposits.

Earnings per share

The Company follows ASC Topic 260 to account for the earnings per share. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods of net loss, all common stock equivalents are excluded from the diluted EPS calculation because they are antidilutive. There were no potential equivalent shares of common stock as of May 31, 2025.

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

As defined by ASC 820, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of May 31, 2025 or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, receivables from related parties, prepaid expenses and other, accounts payable, accrued liabilities, and related party and third-party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable to related parties approximates the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements at May 31, 2025 and 2024.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. This ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. This ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The amendments in this ASU should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted the ASU and determined that its adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures. As defined in the ASU, operating segments are components of an enterprise about which discrete financial information is regularly provided to the CODM in making decisions on how to allocate resources and assess performance for the organization. The Company operates and manages its business as one reportable and operating segment. The Company’s CODM is the Chief Executive Officer. The Company’s CODM reviews consolidated operating results to make decisions about allocating resources and assessing performance for the entire Company.

The Company does not believe that other standards, which have been issued but are not yet effective, will have a significant impact on its financial statements.

NOTE 4 –PROMISSORY NOTES

	May 31, 2025	May 31, 2024
Dated March 31, 2018	$6,500	$6,500
Dated June 2, 2022	26,485	26,485
Dated July 23, 2022	-	10,000
Dated September 2, 2022	-	2,530
Dated November 30, 2022	6,444	6,444
Dated November 30, 2022	-	27,140
Dated December 7, 2022	4,700	5,030
Dated December 16, 2022	51,000	51,000
Dated January 25, 2023	51,000	51,000
Dated February 8, 2023	15,060	15,060
Dated February 16, 2023	25,030	25,030
Dated February 23, 2023	50,030	50,030
Dated February 28, 2023	4,789	4,789
Dated March 1, 2023	389	389
Dated May 4, 2023	5,839	5,839
Dated June 6, 2023	5,163	5,163
Dated August 9, 2023	3,000	3,000
Dated August 9, 2023	5,000	5,000
Dated August 31, 2023	5,160	5,160
Dated September 13, 2023	3,000	3,000
Dated October 17, 2023	7,000	7,000
Dated October 17, 2023	3,000	3,000
Dated November 30, 2023	8,779	8,779
Dated January 29, 2024	7,500	7,500
Dated February 29, 2024	4,700	4,700
Dated March 11, 2024	2,000	2,000
Dated March 21, 2024	2,500	2,500
Dated March 21, 2024	5,000	5,000
Dated May 1, 2024	3,755	3,755
Dated May 31, 2024	6,045	6,045
Dated July 1, 2024	5,103	-
Dated June 17, 2024	25,000	-
Dated June 18, 2024	14,000	-
Dated July 17, 2024	25,000	-
Dated July 19, 2024	25,000	-
Dated July 30, 2024	6,200	-
Dated August 30, 2024	5,041	-
Dated October 17, 2024	10,000	-
Dated October 25, 2024	10,000	-
Dated November 19, 2024	9,000	-
Dated November 19, 2024	20,000	-
Dated November 29, 2024	9,460	-
Dated February 25, 2025	9,095	-
Dated March 4, 2025	6,000	-
Dated March 19, 2025	841	-
Dated May 30, 2025	1,877	-
Short-term promissory note payable	500,485	$358,868

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

During the years ended May 31, 2025 and 2024, the Company issued various promissory notes with the same noteholders amounting to $181,617 and $71,602 for general operating purposes and made payments of $40,000 and $0, respectively. The notes carry a 10% interest rate and are due upon 10 days written notice. On October 12, 2023, the note notes were restructured to include a payment schedule with a maturity date of August 31, 2026. The restructured note calls for quarterly payment ranging from $15,000 to $39,295. In addition to the new payment schedule the notes also stop accruing interest as of August 31, 2023. On February 21, 2024, the notes were sold and assigned to a new note holder in a private transaction. As of May 31, 2025 and 2024, the Company had notes payable due to this holder in the amount of $468,363 and $358,868, respectively.

During the years ended May 31, 2025 and 2024, the Company recorded interest expense of $44,670and $12,829, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of May 31, 2025 and 2024, the Company had notes due to a member of management and shareholder of $118,972 and 0, respectively. The advances carry 0% interest and are due upon demand.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business. Management is currently not aware of any such legal proceedings or claims that could have, individually or in the aggregate, a material adverse effect on our business, financial condition, or operating results.

 NOTE 7 – INCOME TAXES

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of May 31, 2025 and 2024, are as follows:

	May 31,	May 31,
	2025	2024
Net operating loss carryforward	$(12,170,982)	$(9,232,614)
Statutory tax rate	21%	21%
Deferred tax asset	(2,555,906)	(1,938,849)
Less: Valuation allowance	2,555,906	1,938,849
Net deferred asset	$-	$-

As of May 31, 2025 and 2024, the Company had approximately 12.2 and $9.20 million in net operating losses (“NOLs”), respectively that may be available to offset future taxable income, which begin to expire between 2038 and 2040. NOLs generated in tax years prior to May 31, 2019 can be carryforward for twenty years, whereas NOLs generated after May 31, 2019 can be carryforward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2021 through 2023 are subject to review by the tax authorities.

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company’s authorized common stock consists of 500,000,000 shares common stock and 100,000,000 shares of Series A Preferred Stock with par value of $0.00001. As of May 31, 2025 and 2024, the issued and outstanding shares of common stock was 37,996,794 and 55,196,794. As of May 31, 2025 and 2024, the issued and outstanding shares of preferred stock was 5,850,400 and 5,350,400, respectively.

During the year ended May 31, 2025, the Company issued 7,800,000 shares of common stock for $78,000 cash.

On March 14, 2024, the Company issued 36,000,000 restricted shares of common stock and 1,000,000 shares of Preferred stock valued at $1,120,000 based on the stock price on the date of the agreement to the Company’s CEO for services. The Company has recorded, $1,120,000 of the value of the issuance was recoded to compensation cost during the year ended May 31, 2025.

On May 7, 2024, the Company agreed to issued 3,000,000 restricted shares of common stock and valued at $1,650,000 based on the stock price on the date of the agreement to an executive of the Company for services. The Company has recorded, $1,586,712 of the value of the issuance was recoded to compensation cost during the year ended May 31, 2025.

On October 22, 2024, the Company agreed to issued 500,000 shares of Series A Preferred Stock for to the CEO of the Company for the return of 25,000,000 shares of common stock.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855 the Company’s management reviewed all material events through the date these financial statements were available to be issued, there were no material subsequent events.

