Form 10-K/A
period 2025-05-31
Blackwell 3D Construction Corp.
filed 2025-09-30
CIK 1495648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

BLACKWELL 3D CONSTRUCTION CORP.

Report on Form 10-K

Explanatory Note

Blackwell 3D Construction Corp. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended May 31, 2025 (the “Original Report”) solely to remove historical disclosure that referred to the Company as a “shell company” under Rule 405 of the Securities Act of 1933.

The Company does not believe it qualifies as a shell company as defined under Rule 12b-2 of the Securities Exchange Act of 1934, as it has commenced substantive business activities and continues to pursue its plan of operations in 3D construction. The inclusion of language referencing shell company status in the Original Report was inadvertent and has been deleted in this Amendment.

Other than the revisions described above, no changes have been made to the Original Report. This Amendment No. 1 does not modify, amend, or update any other disclosures contained in the Original Report and does not reflect events occurring after the date of the Original Report.

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

BLACKWELL 3D CONSTRUCTION CORP.

Date: September 29, 2025	By:	/s/ Mohammed Saif Zaveri
	Name:	Mohammed Saif Zaveri
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: September 29, 2025	By:	/s/ Krishnendu Chatterjee
	Name:	Krishnendu Chatterjee
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

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

