Form 10-Q
period 2025-08-31
Blackwell 3D Construction Corp.
filed 2025-10-16
CIK 1495648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: August 31, 2025

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____________ to ____________.

BLACKWELL 3D CONSTRUCTION CORP.
(Exact name of registrant as specified in its charter)

Nevada	000-54452	80-0778461
(State or other jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification Number)

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

As of October 13, 2025, the registrant had 37,997,373 shares of common stock issued and outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

BLACKWELL 3D CONSTRUCTION CORP

(FKA POWER AMERICAS RESOURCES GROUP LTD)

CONSOLIDATED BALANCE SHEETS

	August 31, 2025	May 31, 2025
ASSETS
Current assets
Cash	$1,609	$1,881
Total current assets	1,609	1,881

Total assets	$1,609	$1,881

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	264,389	248,875
Due to related party	118,422	118,972
Notes payable	520,465	500,485
Total current liabilities	903,276	868,332

Total liabilities	903,276	868,332

Stockholders' deficit
Series A Preferred stock, $0.00001 par value, 100,000,000 shares authorized, 5,850,000 and 5,850,000 shares issued and outstanding as of August 31, 2025 and May 31, 2025 , respectively	59	59
Common stock, $0.00001 par value, 500,000,000 shares authorized, 37,997,373 and 37,997,373 shares issued and outstanding as of August 31, 2025 and May 31, 2025 , respectively	379	379
Additional paid in capital	9,660,699	9,654,093
Stock payable	1,650,000	1,650,000
Accumulated deficit	(12,212,804)	(12,170,982)
Total stockholders' deficit	(901,667)	(866,451)

Total liabilities and stockholders' deficit	$1,609	$1,881

The accompanying notes are an integral part of these unaudited financial statements

BLACKWELL 3D CONSTRUCTION CORP

(FKA POWER AMERICAS RESOURCES GROUP LTD)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended
	August 31, 2025	August 31, 2024

Revenue	$-	$-

Operating expenses
General and administration	16,073	62,785
Professional fees	14,080	808,368
Total operating expenses	30,153	871,153

Loss from operations	(30,153)	(871,153)

Other income (expenses)
Interest expense	(12,716)	(2,907)
Foreign currency gain	1,047	850
Total other income (expenses)	(11,669)	(2,057)

Net loss before tax provision	(41,822)	(873,210)
Tax provision	-	-
Net loss	$(41,822)	$(873,210)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	60,996,794	60,996,794

The accompanying notes are an integral part of these unaudited financial statements

BLACKWELL 3D CONSTRUCTION CORP

(FKA POWER AMERICAS RESOURCES GROUP LTD)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Series A Preferred Stock		Common Stock		Additional Paid-in	Stock	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	payable	Deficit	Deficit
Balance, May 31, 2025	5,850,000	59	37,997,373	379	9,654,093	1,650,000	(12,170,982)	(866,451)
Imputed interest	-	-	-	-	6,606	-	-	6,606
Net loss	-	-	-	-	-	-	(41,822)	(41,822)
Balance, August 31, 2025	5,850,000	59	37,997,373	379	9,660,699	1,650,000	(12,212,804)	(901,667)

Balance, May 31, 2024	5,350,000	60	55,196,794	551	8,672,284	63,288	(9,232,814)	(496,631)
Common shares issued for cash	-	-	5,800,000	58	57,942	-	-	58,000
Common shares issued for services	-	-	-	-	698,192	-	-	698,192
Net loss	-	-	-	-	-	-	(873,210)	(873,210)
Balance, August 31, 2024	5,350,000	60	60,996,794	609	9,428,418	63,288	(10,106,024)	(613,649)

The accompanying notes are an integral part of these unaudited financial statements

BLACKWELL 3D CONSTRUCTION CORP

(FKA POWER AMERICAS RESOURCES GROUP LTD)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended
	August 31, 2025	August 31, 2024
Cash Flows from Operating Activities
Net loss	$(41,822)	$(873,210)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	-	698,192
Imputed interest	6,606	-
Changes in assets and liabilities
Accounts payable and accrued liabilities	15,514	1,578
Net cash used in operating activities	(19,702)	(173,440)

Cash Flows from Investing Activities:
Net cash used in investing activities	-	-

Cash Flows from Financing Activities:
Related party advances	(550)	51,587
Proceeds from notes payable	19,980	105,344
Repayments of notes payable	-	(40,000)
Proceeds from the issuance of common stock	-	58,000
Net cash provided by financing activities	19,430	174,931

Net increase in cash	(272)	1,491

Cash, beginning of period	1,881	-

Cash, end of period	$1,609	$1,491

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

BLACKWELL 3D CONSTRUCTION CORP

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2025

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States (“GAAP”) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. During the three months ended August 31, 2025, the Company has incurred net losses of $41,822, accumulated deficits of $12,212,804, and used cash in operations of $19,702. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

As defined by ASC 820, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of November 30, 2024 or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, receivables from related parties, prepaid expenses and other, accounts payable, accrued liabilities, and related party and third-party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable to related parties approximates the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements at August 31, 2025 and May 31, 2025.

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

NOTE 4 –PROMISSORY NOTES

	August 31, 2025	May 31, 2025
Dated March 31, 2018	$6,500	$6,500
Dated June 2, 2022	26,485	26,485
Dated November 30, 2022	6,444	6,444
Dated December 7, 2022	4,700	4,700
Dated December 16, 2022	51,000	51,000
Dated January 25, 2023	51,000	51,000
Dated February 8, 2023	15,060	15,060
Dated February 16, 2023	25,030	25,030
Dated February 23, 2023	50,030	50,030
Dated February 28, 2023	4,789	4,789
Dated March 1, 2023	389	389
Dated May 4, 2023	5,839	5,839
Dated June 6, 2023	5,163	5,163
Dated August 9, 2023	3,000	3,000
Dated August 9, 2023	5,000	5,000
Dated August 31, 2023	5,160	5,160
Dated September 13, 2023	3,000	3,000
Dated October 17, 2023	7,000	7,000
Dated October 17, 2023	3,000	3,000
Dated November 30, 2023	8,779	8,779
Dated January 29, 2024	7,500	7,500
Dated February 29, 2024	4,700	4,700
Dated March 11, 2024	2,000	2,000
Dated March 21, 2024	2,500	2,500
Dated March 21, 2024	5,000	5,000
Dated May 1, 2024	3,755	3,755
Dated May 31, 2024	6,045	6,045
Dated July 1, 2024	5,103	5,103
Dated June 17, 2024	25,000	25,000
Dated June 18, 2024	14,000	14,000
Dated July 17, 2024	25,000	25,000
Dated July 19, 2024	25,000	25,000
Dated July 30, 2024	6,200	6,200
Dated August 30, 2024	5,041	5,041
Dated October 17, 2024	10,000	10,000
Dated October 25, 2024	10,000	10,000
Dated November 19, 2024	9,000	9,000
Dated November 19, 2024	20,000	20,000
Dated November 29, 2024	9,460	9,460
Dated February 25, 2025	9,095	9,095
Dated March 4, 2025	6,000	6,000
Dated March 19, 2025	841	841
Dated May 30, 2025	1,877	1,877
Dated July 21, 2025	1,650	-
Dated July 21, 2025	7,000	-
Dated August 6, 2025	10,000	-
Dated August 29, 2025	1,330	-
Short-term promissory note payable	520,465	$500,485

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

During the three months ended August 31, 2025 and 2024, the Company issued various promissory notes with the same noteholders amounting to $19,980 and $105,344 for general operating purposes and made payments of $0 and $40,000, respectively. The notes carry a 10% interest rate and are due upon 10 days written notice. As of August 31, 2025 and May 31, 2025, the Company had notes payable due to these holders in the amount of $488,343 and $468,363, respectively.

During the three months ended August 31, 2025 and 2024, the Company recorded interest expense of $12,716 and $2,907, respectively.

NOTE 5 – STOCKHOLDERS’ EQUITY

The Company’s authorized common stock consists of 500,000,000 shares common stock and 100,000,000 shares of Series A Preferred Stock with par value of $0.00001. As of August 31, 2025 and May 31, 2025, the issued and outstanding shares of common stock was 37,997,373 and 37,997,373. As of August 31, 2025 and May 31, 2025, the issued and outstanding shares of preferred stock was 5,850,000 and 5,850,000, respectively.

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

Results of Operations for the three months ended August 31, 2025 and 2024

Revenues

We earned no revenues for three months ended August 31, 2025 or 2024.

Operating Expenses

We incurred $30,153 in operating expenses for the three months ended August 31, 2025, as compared with $871,153 in the three months ended August 31, 2024. The decrease in operating expenses is the result of shares issued for services during the three months ended August 31, 2024. We expect our operating expenses will increase in future years as a result of the costs associated with the increased operating activity under our business model.

Other Income/Expenses

We had other expenses of $30,153 for the three months ended August 31, 2025, compared to other expense of $2,057 for the three months ended August 31, 2024. The increase in other expenses was the result of interest expense on the additional debt incurred during the period.

Net Loss

We recorded a net loss of $41,822 for the three months ended August 31, 2025, compared to a net loss $873,210 for the three months ended August 31, 2024. The decrease in net loss was associated with the factors discussed above.

Going Concern

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States (“GAAP”) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. During the three months August 31, 2025, the Company has incurred net losses of $41,822, accumulated deficits of $12,212,804, and used cash in operations of $19,702. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Our current operations have been funded entirely from capital raised from our private offering of securities as well as additional funding received through the issuance of convertible notes and stock issuances. We are entirely dependent on our ability to attract and receive additional funding from either the sale of securities or outside sources such as private investment or a strategic partner. We currently have no firm agreements or arrangements with respect to any such financing and there can be no assurance that any needed funds will be available to us on acceptable terms or at all. The inability to obtain sufficient funding of our operations in the future will restrict our ability to grow and reduce our ability to continue to conduct business operations. Our failure to raise additional funds will adversely affect our business operations, and may require us to suspend our operations, which in turn may result in a loss to the purchasers of our common stock. If we are unable to obtain necessary financing, we will likely be required to curtail our development plans which could cause us to become dormant. Any additional equity financing may involve substantial dilution to our then existing stockholders.

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

As of August 31, 2025, we had total current assets of $1,609 and total current liabilities of $903,276. We had a working capital deficit of $901,667 as of August 31, 2025.

Net cash used by operating activities was $19,702 for the three months ended August 31, 2025, as compared with $173,440 cash used for the three months ended August 31, 2025. Our negative operating cash flow for both periods was our net losses, as adjusted to reconcile net loss to net cash provided by operating activities.

Financing activities provided $19,430 in cash for the three months ended August 31, 2025, as compared with $174,931 for the three months ended August 31, 2024. Our positive financing cash flow for 2025 and 2024 mainly consisted of proceeds from notes payables and proceeds from the issuance of common stock, netted against repayments of notes payable.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Principal Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of August 31, 2025. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and report financial information required to be included on our SEC reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

Internal Control Over Financial Reporting

As of August 31, 2025, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (as revised). Based on our evaluation, management concluded that our internal control over financial reporting was not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting

As a result of these findings, management, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible remedial measures set forth below. As of August 31, 2025, we did not have sufficient capital and/or operations to implement any of the remedial measures described below.

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

(b) Change in Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the period ended August 31, 2025.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the quarter ended August 31, 2025, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K, if any.

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

BLACKWELL 3D CONSTRUCTION CORP.

Dated: October 16, 2025	/s/ Mohammed Saif Zaveri
Mohammed Saif Zaveri
President and Director
Principal Executive Officer

BLACKWELL 3D CONSTRUCTION CORP.

Dated: October 16, 2025	/s/ Krishnendu Chatterjee
Krishnendu Chatterjee
Principal Financial Officer
Principal Accounting Officer

