Form 10-Q
period 2025-11-30
Blackwell 3D Construction Corp.
filed 2026-01-20
CIK 1495648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: November 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____________ to ____________.

BLACKWELL 3D CONSTRUCTION CORP.
(Exact name of registrant as specified in its charter)

Nevada	000-54452	80-0778461
(State or other jurisdiction	(Commission	(IRS Employer
of Incorporation)	File Number)	Identification Number)

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

As of January 16, 2026, the registrant had 42,497,373 shares of common stock issued and outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

BLACKWELL 3D CONSTRUCTION CORP

(FKA POWER AMERICAS RESOURCES GROUP LTD)

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30, 2025	May 31, 2025
ASSETS
Current assets
Cash	$1	$1,881
Total current assets	1	1,881

Total assets	$1	$1,881

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	276,187	248,875
Due to related party	117,442	118,972
Notes payable	556,271	500,485
Total current liabilities	949,900	868,332

Total liabilities	949,900	868,332

Stockholders' deficit
Series A Preferred stock, $0.00001 par value, 100,000,000 shares authorized, 5,850,000 and 5,850,000 shares issued and outstanding as of November 30, 2025 and May 31, 2025, respectively	59	59
Common stock, $0.00001 par value, 500,000,000 shares authorized, 37,997,373 and 37,997,373 shares issued and outstanding as of November 30, 2025 and May 31, 2025, respectively	379	379
Additional paid in capital	9,667,233	9,654,093
Stock payable	1,650,000	1,650,000
Accumulated deficit	(12,267,570)	(12,170,982)
Total stockholders' deficit	(949,899)	(866,451)

Total liabilities and stockholders' deficit	$1	$1,881

The accompanying notes are an integral part of these unaudited financial statements

BLACKWELL 3D CONSTRUCTION CORP

(FKA POWER AMERICAS RESOURCES GROUP LTD)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended		For the six months ended
	November 30, 2025	November 30, 2024	November 30, 2025	November 30, 2024

Revenue	$-	$-	$-	$-

Operating expenses
General and administration	2,333	8,644	18,406	71,429
Professional fees	39,398	742,223	53,478	1,550,591
Total operating expenses	41,731	750,867	71,884	1,622,020

Loss from operations	(41,731)	(750,867)	(71,884)	(1,622,020)

Other income (expenses)
Interest expense	(13,035)	(17,426)	(25,751)	(20,333)
Foreign currency gain	-	102	1,047	952
Total other income (expenses)	(13,035)	(17,324)	(24,704)	(19,381)

Net loss before tax provision	(54,766)	(768,191)	(96,588)	(1,641,401)
Tax provision	-	-	-	-
Net loss	$(54,766)	$(768,191)	$(96,588)	$(1,641,401)

Net loss per common share - basic and diluted	$(0.00)	$(0.02)	$(0.00)	$(0.03)

Weighted average number of common shares outstanding - basic and diluted	37,997,373	35,996,794	37,997,373	53,645,974

 The accompanying notes are an integral part of these unaudited financial statements

BLACKWELL 3D CONSTRUCTION CORP

(FKA POWER AMERICAS RESOURCES GROUP LTD)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Series A				Additional			Total
	Preferred Stock		Common Stock		Paid-in	Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	payable	Deficit	Deficit
Balance, May 31, 2025	5,850,000	59	37,997,373	379	9,654,093	1,650,000	(12,170,982)	(866,451)
Imputed interest	-	-	-	-	6,606	-	-	6,606
Net loss	-	-	-	-	-	-	(41,822)	(41,822)
Balance, August 31, 2025	5,850,000	59	37,997,373	379	9,660,699	1,650,000	(12,212,804)	(901,667)
Imputed interest	-	-	-	-	6,534	-	-	6,534
Net loss	-	-	-	-	-	-	(54,766)	(54,766)
Balance, November 30, 2025	5,850,000	59	37,997,373	379	9,673,839	1,650,000	(12,267,570)	(949,899)

Balance, May 31, 2024	5,350,000	60	55,196,794	551	8,672,284	63,288	(9,232,814)	(496,631)
Common shares issued for cash	-	-	5,800,000	58	57,942	-	-	58,000
Common shares issued for services	-	-	-	-	282,302	415,890	-	698,192
Net loss	-	-	-	-	-	-	(873,210)	(873,210)
Balance, August 31, 2024	5,350,000	60	60,996,794	609	9,012,528	479,178	(10,106,024)	(613,649)
Common shares exchanged for Preferred Stock.	500,000	5	(25,000,000)	(250)	245	-	-	-
Common shares issued for services	-	-	-	-	279,232	411,370	-	690,602
Imputed interest	-	-	-	-	13,140	-	-	13,140
Net loss	-	-	-	-			(768,191)	(768,191)
Balance, November 30, 2024	5,850,000	65	35,996,794	359	9,305,145	890,548	(10,874,215)	(678,098)

  The accompanying notes are an integral part of these unaudited financial statements

BLACKWELL 3D CONSTRUCTION CORP

(FKA POWER AMERICAS RESOURCES GROUP LTD)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended
	November 30, 2025	November 30, 2024
Cash Flows from Operating Activities
Net loss	$(96,588)	$(1,641,401)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	-	1,388,794
Imputed interest	13,140	-
Changes in assets and liabilities
Accounts payable and accrued liabilities	27,312	20,242
Net cash used in operating activities	(56,136)	(232,365)

Cash Flows from Investing Activities:
Net cash used in investing activities	-	-

Cash Flows from Financing Activities:
Related party advances	(1,530)	50,712
Proceeds from notes payable	55,786	163,804
Repayments of notes payable	-	(40,000)
Proceeds from the issuance of common stock	-	58,000
Net cash provided by financing activities	54,256	232,516

Net increase in cash	(1,880)	151

Cash, beginning of period	1,881	-

Cash, end of period	$1	$151

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

 The accompanying notes are an integral part of these unaudited financial statements

BLACKWELL 3D CONSTRUCTION CORP

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2025

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States (“GAAP”) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. During the six months ended November 30, 2025, the Company has incurred net losses of $96,588, accumulated deficits of $12,267,570, and used cash in operations of $56,136. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

As defined by ASC 820, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of November 30, 2025 or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, receivables from related parties, prepaid expenses and other, accounts payable, accrued liabilities, and related party and third-party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable to related parties approximates the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements at November 30, 2025 and May 31, 2025.

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

The Company does not believe that other standards which have been issued but are not yet effective, will have a significant impact on its financial statements.

NOTE 4 –PROMISSORY NOTES

	November 30, 2025	May 31, 2025
Dated March 31, 2018	$6,500	$6,500
Dated June 2, 2022	26,485	26,485
Dated November 30, 2022	6,444	6,444
Dated December 7, 2022	4,700	4,700
Dated December 16, 2022	51,000	51,000
Dated January 25, 2023	51,000	51,000
Dated February 8, 2023	15,060	15,060
Dated February 16, 2023	25,030	25,030
Dated February 23, 2023	50,030	50,030
Dated February 28, 2023	4,789	4,789
Dated March 1, 2023	389	389
Dated May 4, 2023	5,839	5,839
Dated June 6, 2023	5,163	5,163
Dated August 9, 2023	3,000	3,000
Dated August 9, 2023	5,000	5,000
Dated August 31, 2023	5,160	5,160
Dated September 13, 2023	3,000	3,000
Dated October 17, 2023	7,000	7,000
Dated October 17, 2023	3,000	3,000
Dated November 30, 2023	8,779	8,779
Dated January 29, 2024	7,500	7,500
Dated February 29, 2024	4,700	4,700
Dated March 11, 2024	2,000	2,000
Dated March 21, 2024	2,500	2,500
Dated March 21, 2024	5,000	5,000
Dated May 1, 2024	3,755	3,755
Dated May 31, 2024	6,045	6,045
Dated July 1, 2024	5,103	5,103
Dated June 17, 2024	25,000	25,000
Dated June 18, 2024	14,000	14,000
Dated July 17, 2024	25,000	25,000
Dated July 19, 2024	25,000	25,000
Dated July 30, 2024	6,200	6,200
Dated August 30, 2024	5,041	5,041
Dated October 17, 2024	10,000	10,000
Dated October 25, 2024	10,000	10,000
Dated November 19, 2024	9,000	9,000
Dated November 19, 2024	20,000	20,000
Dated November 29, 2024	9,460	9,460
Dated February 25, 2025	9,095	9,095
Dated March 4, 2025	6,000	6,000
Dated March 19, 2025	841	841
Dated May 30, 2025	1,877	1,877
Dated July 21, 2025	1,650	-
Dated July 21, 2025	7,000	-
Dated August 6, 2025	10,000	-
Dated August 29, 2025	1,330	-
Dated September 24, 2025	3,320	-
Dated November 25, 2025	32,486	-
Short-term promissory note payable	556,271	$500,485

On March 31, 2018, the Company issued a promissory note for proceeds of $6,500. The note matures on September 23, 2018 and accrues interest at 1.5% per quarter.

On November 12, 2021, the holders of certain convertibles notes issued on July 13, 2018, March 23, 2018, December 31, 2018 and February 15, 2019 assigned their balances to a new note holder (See Note 5). On the same date, the Company issued new promissory notes in replacement of the assigned notes. Under the new promissory notes the conversion feature was removed, the interest rate was changed to 0%, the due was updated to being due upon 10 days written notice. On October 12, 2023, the note notes were restructured to include a payment schedule with a maturity date of November 30, 2024. The restructured note calls for quarterly payments of $5,000. In addition to the new payment schedule the notes also stop accruing interest as of August 31, 2023.

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

During the six months ended November 30, 2025 and 2024, the Company issued various promissory notes with the same noteholders amounting to $55,786 and $163,804 for general operating purposes and made payments of $0 and $40,000, respectively. The notes carry a 10% interest rate and are due upon 10 days written notice. As of November 30, 2025 and May 31, 2025, the Company had notes payable due to this holder in the amount of $556,271 and $500,485, respectively.

During the six months ended November 30, 2025 and 2024, the Company recorded interest expense of $25,751 and $7,193, respectively.

NOTE 5 – STOCKHOLDERS’ EQUITY

The Company’s authorized common stock consists of 500,000,000 shares common stock and 100,000,000 shares of Series A Preferred Stock with par value of $0.00001. As of November 30, 2025 and May 31, 2025, the issued and outstanding shares of common stock was 37,997,373 and 37,997,373. As of November 30, 2025 and May 31, 2025, the issued and outstanding shares of preferred stock was 5,850,000 and 5,850,000, respectively.

NOTE 6 – SUBSEQUENT EVENTS

Subsequent to year end the Company issued 4,500,000 shares of common stock for total cash proceeds of $45,000.

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

Results of Operations for the three and six months ended November 30, 2025 and 2024.

Revenues

We earned no revenues for three or six months ended November 30, 2025 or 2024.

Operating Expenses

We incurred $41,731 in operating expenses for the three months ended November 30, 2025, as compared with $750,867 in the three months ended November 30, 2024. The decrease in operating expenses is the result of share issued for services during the three months ended November 30, 2024. We expect our operating expenses will increase in future years as a result of the costs associated with the increased operating activity under our business model.

We incurred $71,884 in operating expenses for the six months ended November 30, 2025, as compared with $1,622,020 in the six months ended November 30, 2024. The decrease in operating expenses is the result of share issued for services during the six months ended November 30, 2024. We expect our operating expenses will increase in future years as a result of the costs associated with the increased operating activity under our business model.

Other Income/Expenses

We had other expenses of $13,035 for the three months ended November 30, 2025, compared to other expenses of $17,426 for the three months ended November 30, 2024. The decrease in other expenses was the result of a decrease in foreign currency gain during the three months ended November 30, 2025.

We had other expenses of $24,704 for the six months ended November 30, 2025, compared to other expenses of $19,381 for the six months ended November 30, 2024. The increase in other expenses was the result of an increase in interest expense on additional debt incurred during the six months ended November 30, 2025.

Net Loss

We recorded a net loss of $54,766 for the three months ended November 30, 2025, compared to a net loss $768,191 for the three months ended November 30, 2024. The decrease in net loss was associated with the factors discussed above.

We recorded a net loss of $96,588 for the six months ended November 30, 2025, compared to a net loss $1,641,401 for the six months ended November 30, 2024. The decrease in net loss was associated with the factors discussed above.

Going Concern

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States (“GAAP”) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. During the six months November 30, 2025, the Company has incurred net losses of $96,588, accumulated deficits of $12,267,570, and used cash in operations of $56,136. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Our current operations have been funded entirely from capital raised from our private offering of securities as well as additional funding received through the issuance of convertible notes and stock issuances. We are entirely dependent on our ability to attract and receive additional funding from either the sale of securities or outside sources such as private investment or a strategic partner. We currently have no firm agreements or arrangements with respect to any such financing and there can be no assurance that any needed funds will be available to us on acceptable terms or at all. The inability to obtain sufficient funding of our operations in the future will restrict our ability to grow and reduce our ability to continue to conduct business operations. Our failure to raise additional funds will adversely affect our business operations, and may require us to suspend our operations, which in turn may result in a loss to the purchasers of our common stock. If we are unable to obtain necessary financing, we will likely be required to curtail our development plans which could cause us to become dormant. Any additional equity financing may involve substantial dilution to our then existing stockholders.

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

As of November 30, 2025, we had total current assets of $1 and total current liabilities of $949,900. We had a working capital deficit of $949,899 as of November 30, 2025.

As of May 31, 2025, we had total current assets of $1,881 and total current liabilities of $868,332. We had a working capital deficit of $866,451 as of May 31, 2025.

Net cash used by operating activities was $56,136 for the six months ended November 30, 2025, as compared with $232,365 cash used for the six months ended November 30, 2024. Our negative operating cash flow for both periods was our net losses, as adjusted to reconcile net loss to net cash provided by operating activities.

Financing activities provided $54,256 in cash for the six months ended November 30, 2025, as compared with $232,516 for the six months ended November 30, 2024. Our positive financing cash flow for 2025 and 2024 mainly consisted of proceeds from notes payables and proceeds from the issuance of common stock, netted against repayments of notes payable.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Principal Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of November 30, 2025. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and report financial information required to be included on our SEC reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

Internal Control Over Financial Reporting

As of November 30, 2025, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (as revised). Based on our evaluation, management concluded that our internal control over financial reporting was not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting

As a result of these findings, management, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible remedial measures set forth below. As of November 30, 2025, we did not have sufficient capital and/or operations to implement any of the remedial measures described below.

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

(b) Change in Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the period ended November 30, 2025.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	During the quarter ended November 30, 2025, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K, if any.

(b)	Not applicable.

(c)	None.

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

BLACKWELL 3D CONSTRUCTION CORP.

Dated: January 16, 2026	/s/ Mohammed Saif Zaveri
Mohammed Saif Zaveri
President and Director
Principal Executive Officer

BLACKWELL 3D CONSTRUCTION CORP.

Dated: January 16, 2026	/s/ Krishnendu Chatterjee
Krishnendu Chatterjee
Principal Financial Officer
Principal Accounting Officer

